Form 10-Q
period 2017-02-28
MOVEIX INC.
filed 2017-04-13
CIK 1685766

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-214075

MOVEIX INC
(Exact name of registrant as specified in its charter)

Nevada	3790	EIN 35-2567439
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Number)	Identification Number)

STRADA VERONICA MICLE 15 BL.17

SC A ET 1 ATP 6

SUCEAVA S5 720217

40316304330

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [  ] No [X]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as April 13, 2017
Common Stock: $0.001	4,000,000

PART 1 FINANCIAL INFORMATION

Item 1 Financial Statements (Unaudited)

MOVEIX INC.

CONDENSED BALANCE SHEETS

	February 28, 2017	May 31, 2016
	(unaudited)
ASSETS
Current Assets
Prepaid expenses	$8	$48
Other current assets	1,398	798
Total Current Assets	1,406	846

Total Assets	$1,406	$846

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Loan from director	7,802	1,327

Total Liabilities	7,802	1,327

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 4,000,000 shares issued and outstanding;	4,000	4,000
Subscription receivable	-	(4,000)
Accumulated deficit	(10,396)	(481)
Total Stockholders’ Deficit	(6,396)	(481)

Total Liabilities and Stockholders’ Deficit	$1,406	$846

See accompanying notes to the condensed financial statements.

MOVEIX INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended February 28, 2017	Nine months ended February 28, 2017
	(unaudited)	(unaudited)
REVENUES	$-	$-

General and Administrative Expenses	4,101	9,915
OPERATING EXPENSES	4,101	9,915

TOTAL OPERATING EXPENSES	4,101	9,915

NET LOSS FROM OPERATIONS	(4,101)	(9,915)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(4,101)	$(9,915)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,000,000	4,000,000

See accompanying notes to the condensed financial statements.

MOVEIX INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended February 28, 2017
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(9,915)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Expenses paid on behalf of the Company	6,475
Expenses paid on behalf of the Company – subscription receivable	4,000
Changes in assets and liabilities:
Deposit for Inventory	(600)
Prepaid Expense	40
CASH FLOWS USED IN OPERATING ACTIVITIES	$-

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	$-

CASH FLOWS FROM FINANCING ACTIVITIES

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	$-

Net Cash Change for Period	$-
Cash at beginning of period	-
Cash at end of Period	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

See accompanying notes to the condensed financial statements.

MOVEIX INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2017

NOTE 1 – Condensed Interim Financial Statements

The accompanying unaudited condensed financial statements include the accounts of Moveix Inc. (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of Moveix Inc. for the year ended May 31, 2016. In particular, the Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending May 31, 2017.

NOTE 2- SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are presented in US dollars.

Fiscal Year-End

The Company elected May 31 as its fiscal year ending date.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that August be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company has no assets or liabilities valued at fair value on a recurring basis.

Cash and Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of February 28, 2017.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Advertising

The Company will expense its advertising when incurred. There has been no advertising since inception.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per Share

The Company has adopted ASC No. 260, “Earnings Per Share” which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Recently Issued Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements and determined that there are no other accounting pronouncements that will have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $10,396 and negative working capital at February 28, 2017 and a net loss of $9,915 for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – LOAN FROM DIRECTOR

As of February 28, 2017, the Company owed $7,802 to the CEO and Director for expenses paid by him on behalf of the Company. The amounts are unsecured, non-interest bearing and due on demand.

NOTE 5 – STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

During the prior year, the Company issued 4,000,000 shares of common stock to the CEO and Director for a subscription receivable of $4,000 at $0.001 per share. During the nine months ended February 28, 2017, the CEO and director paid for expenses of $10,475 and inventory deposits of $600 in satisfaction of the subscription receivable.

NOTE 6 - COMMITMENT & CONTINGENCIES

The Company does not own or lease any real or personal property and does not have any capital commitments.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that these financial statements were available to be issued. There have been no events that would require adjustment to or disclose in the financial statements.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Employees and Employment Agreements

At present, we have no employees other than our sole officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three and Nine Months Period Ended February 28, 2017

Our net loss for the three and nine month periods ended February 28, 2017 were $4,101 and $9,915 respectively. During the three and nine month periods ended February 28, 2017, we did not generate any revenue.

The weighted average number of shares outstanding was 4,000,000 for the three and nine month periods ended February 28, 2017.

Liquidity and Capital Resources

Three Month Period Ended February 28, 2017

As of February 28, 2017, our total assets were $1,406. Total assets were comprised of prepaid expenses of $8 and other current assets of $1,398. As of February 28, 2017, our current liabilities were $7,802, and our stockholders’ deficit was $(6,396).

Cash Flows from Operating Activities

For the nine- month period ended February 28, 2017, our net cash flows provided by operating activities was $-0-.

Cash Flows from Investing Activities

We did not use or generate any cash flows from investing activities in the nine month periods ended February 28, 2017.

Cash Flows from Financing Activities

We did not generate cash flows from financing activities for the nine -month period ended February 28, 2017.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this quarterly report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors’ review report accompanying our May 31, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2017	Moveix Inc.

	By:	/s/ Alexandru Curiliuc
	Name:	Alexandru Curiliuc
	Title:	President

