Form 10-K
period 2017-05-31
MOVEIX INC.
filed 2017-09-12
CIK 1685766

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-214075

MOVEIX INC.
(Exact name of registrant as specified in its charter)

Nevada	3790	35-2567439
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

STRADA VERONICA MICLE 15 BL.17

SC A ET 1 ATP 6

SUCEAVA S5 720217

40316304330

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 11, 2017
Common Stock: $0.001	4,000,000

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Moveix Inc was incorporated in the State of Nevada on May 5, 2016, and our fiscal year end is May 31. The Company’s administrative address is Strada Veronica Micle 15 bl.17 sc A et 1 apt 6, Suceava, 720217 Romania, and our phone number is +40316304330.

We will buy the electric transportation products wholesale from Chinese manufacturers and sell these products via our website. We will concentrate our first year of operation in Europe, expanding our second year of operation to the North American market. Our main selling product will be the hoverboard. The two-wheeled self-balancing electric scooter is commonly referred to as a hoverboard, which is a type of portable, rechargeable battery-powered scooter. They typically consist of two wheels arranged side-by-side, with two small platforms between the wheels, on which the rider stands. The device is controlled by the rider’s feet, standing on the built-in gyroscopic and sensored pads. There is no universally accepted name for the device, as its various product names are attributable to the companies which distribute it and not its manufacturers.

Also we intend to resell electric bikes and segways.

Marketing Our Product

We plan to market our electric transportation products around the world. Initially, our products will be promoted by our President, Treasurer and sole director, Alexandru Curiliuc, though his network. We believe that other businesses in the recreational industry will be willing to market our products in addition to marketing their own products because we plan to offer individually negotiated sales commissions as an incentive to selling our products. There is no guarantee that other businesses will be willing to sell our products. We will follow up with these clients periodically and offer special discounts from time to time. Our methods of communication will include: phone calls, email, and regular mail. We will ask our satisfied clients for referrals.

We intend to hire a part time web site developer to design and launch our website. We will display our products on our website. The products will be available for purchase on our web site. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words (meta-tags) and utilizing link and banner exchange options. We intend to promote our website by displaying it on our promotion materials.

To draw attention from potential customers we plan to market and advertise our company though social networking. We intend to use Facebook and Twitter to spread information about our products and services. We intend to implement word of mouth advertising into our business model. We believe a huge marketing opportunity on the internet is spreading word of mouth, a form of free advertising.

Competitive Business Conditions and Strategy; Moveix ‘s Position in the Industry

Our major, notable competitors will be: Airboard, Cyboard, Esway, Future Foot, Hovertrax.

We are hoping to implement some new features on our products to be competitive with those companies. Our product prices will be within our competitors price range. Our disadvantage will be brand recognition and we hope to use different marketing strategy to make our brand recognized.

Outsourcing of Software Programmers.

Moveix Inc. plans to hire independent sub-contractors (programmers and web site developers) to customize the public domain software which is planned to be the foundation to our website and mobile application. We believe that these services may be obtained at competitive prices from software outsourcing companies operating in the United States; however we may encounter good programmers at competitive rates within the United States. At this time we have no arrangements with any vendors or third parties to obtain hardware or programming.

Employees and Employment Agreements

At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Description of Property

We do not own any real estate or other properties.

Item 3. Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares. Our common shares are not quoted on the OTC Bulletin Board at this time. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of May 31, 2017, no shares of our common stock have traded.

Number of Holders

As of May 31, 2017, the 4,000,000 issued and outstanding shares of common stock were held by a total of 1 shareholder of record, our director.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended May 31, 2017 and 2016. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED MAY 31, 2017 COMPARED TO FISCAL YEAR ENDED MAY 31, 2016.

Our net loss for the fiscal year ended May 31, 2017 was $12,237 compared to a net loss of $481 during the fiscal year ended May 31, 2016. During fiscal years ended May 31, 2017 and 2016, the Company has not generated any revenue.

The Company incurred general and administrative expenses of $12,237 as of May 31, 2017 and $481 as of May 31, 2016. Expenses incurred during the fiscal year ended May 31, 2017 compared to fiscal year ended May 31, 2016 increased primarily due to the increased scale and scope of business operations and due to the S-1 filing during the current year. Professional fees generally include legal fees, auditor and accounting expenses.

The weighted average number of shares outstanding was 4,000,000 for the fiscal year ended May 31, 2017 and 2016.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MAY 31, 2017 and 2016

As of May 31, 2017, our total assets were $1,398 comprised of inventory and other current assets and liabilities of $10,116 consisted of advances from stockholder of $10,116. Stockholders’ deficit increased from $(481) as of May 31, 2016 to $(8,718) as of May 31, 2017.

As of May 31, 2016, our total assets were $846 and our total liabilities were $1,327 comprised of advances from stockholder of $1,327.

Cash Flows from Operating Activities

We have not generated any cash flows from operating activities for the fiscal year ended May 31, 2017 and 2016.

Cash Flows from Investing Activities

We have not generated cash flow from investing activities for the years ended May 31, 2017 and 2016.

Cash Flows from Financing Activities

We have not generated cash flow from financing activities for the years ended May 31, 2017 and 2016.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Critical Accounting Policies

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were as follows:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
(ii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our May 31, 2017 and May 31, 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

MOVEIX INC.

TABLE OF CONTENTS

MAY 31, 2017

Report of Independent Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Moveix Inc.

We have audited the accompanying balance sheets of Moveix Inc. (“the Company”) as of May 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended May 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moveix Inc. as of May 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended May 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

September 11, 2017

F-1

MOVEIX INC.

BALANCE SHEETS

	May 31, 2017	May 31, 2016
ASSETS
Current Assets
Prepaid expenses	$-	$48
Inventory	480	-
Other current assets	918	798
Total Current Assets	1,398	846

Total Assets	1,398	$846

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Loan from director	10,116	1,327

Total Liabilities	10,116	1,327

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 4,000,000 shares issued and outstanding at May 31, 2017 and 2016, respectively;	4,000	4,000
Subscription receivable	-	(4,000)
Accumulated deficit	(12,718)	(481)
Total Stockholders’ Deficit	(8,718)	(481)

Total Liabilities and Stockholders’ Deficit	$1,398	$846

See accompanying notes to the financial statements.

F-2

MOVEIX INC.

STATEMENTS OF OPERATIONS

	Year ending May 31, 2017	From May 5, 2016 (Inception) to May 31, 2016

REVENUES	$-	$-

General and Administrative Expenses	12,237	481
TOTAL OPERATING EXPENSES	12,237	481

NET LOSS FROM OPERATIONS	(12,237)	(481)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(12,237)	$(481)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,000,000	4,000,000

See accompanying notes to the financial statements.

F-3

MOVEIX INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid- in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Inception, May 5, 2016	-	$-	$-	$-	$-	$-
Shares issued for subscription receivable at $0.001 per share	4,000,000	4,000	-	(4,000)	-	-

Net loss for period	-	-	-	-	(481)	(481)

Balance, May 31, 2016	4,000,000	$4,000	$-	$(4,000)	$(481)	$(481)
Expenses paid on behalf of the company - subscription receivable	-	-	-	4,000	-	4,000

Net loss for period	-	-	-	-	(12,237)	(12,237)

Balance, May 31, 2017	4,000,000	$4,000	$-	$-	$(12,718)	$(8,718)

See accompanying notes to the financial statements.

F-4

MOVEIX INC.

STATEMENTS OF CASH FLOWS

	Year ending May 31, 2017	From May 5, 2016 (Inception) to May 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(12,237)	$(481)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of the company	8,789	1,327
Expenses paid on behalf of the company – Subscription Receivable	4,000
Changes in assets and liabilities:
Deposit for Inventory	(120)	(798)
Inventory	(480)	-
Prepaid Expense	48	(48)
CASH FLOWS USED IN OPERATING ACTIVITIES	$-	$-
CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	$-	$-
CASH FLOWS FROM FINANCING ACTIVITIES
	-	-

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	$-	$-

Net Cash Change for Period	$-	$-
Cash at end of Period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for stock subscription receivable	$-	$4,000

See accompanying notes to the financial statements.

F-5

MOVEIX INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2017

NOTE 1 – ORGANIZATION AND OPERATIONS

Moveix Inc. (the “Company”) was incorporated in Nevada on May 5, 2016. The Company is in the start up stage and intends to resell various types of electric transportation. Electric transportation is a vehicle using electricity as a transportation fuel. Our products will include electric bikes, scooters, Segway, and hover boards sold to anybody around the world via our web site platform. Also we intend to sell wholesale.

NOTE 2- SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are presented in US dollars.

Fiscal Year-End

The Company elected May 31 as its fiscal year ending date.

Inventory

We value our inventory based on our cost. We adjust the value of our inventory to the extent our management determines that our cost cannot be recovered due to obsolescence or other factors. In order to make these determinations, our management uses estimates of future demand and sales prices for each product to determine appropriate inventory reserves and to make corresponding reductions in inventory values to reflect the lower of cost or market value. In the event of a sudden significant decrease in demand for our products, or a higher incidence of inventory obsolescence, we could be required to increase our inventory reserve, which would increase our cost of product sales and decrease our gross profit.

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

F-6

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

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

Earnings per Share

The Company has adopted ASC No. 260, “Earnings Per Share” which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Potential common shares are excluded when their effect is anti-dilutive. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

F-7

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

As reflected in the financial statements, the Company had an accumulated deficit of $12,718 and negative working capital at May 31, 2017, a net loss of $12,237 for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INVENTORY

The Company has purchased 3 Kids electric adult scooters GTF jet roll Mini Edition 5pc 2016 model. The inventory consists of finished goods.

NOTE 5 – OTHER ASSETS

Other assets consists of deposits paid for scooters which the Company has not yet taken possession of. These deposits are recorded as other assets until the Company takes possession of the scooters.

NOTE 6 – LOAN FROM DIRECTOR

As of May 31, 2017 and 2016, the Company owed $10,116 and $1,327, respectively, to the CEO and Director for expenses paid by him related to organization costs and operations. The amounts are unsecured, non-interest bearing and due on demand.

NOTE 7– STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On May 5, 2016, the Company issued 4,000,000 shares of common stock to the CEO and Director for a subscription receivable of $4,000 at $0.001 per share. During the year ended May 31, 2017 the CEO and Director paid this subscription receivable by paying for expenses of the company.

F-8

NOTE 8 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the period from inception to May 31, 2017 to the Company’s effective tax rate is as follows:

	May 31, 2017	May 31, 2016
Tax benefit at U.S. statutory rate	$4,324	$164
Change in valuation allowance	(4,324)	(164)
Tax benefit, net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at May 31, 2017 are as follows:

Deferred tax assets	May 31, 2017	May 31, 2016
Net operating loss	$4,324	$164
Valuation allowance	(4,324)	(164)
Net deferred tax assets	$-	$-

The Company has approximately $12,718 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which begin to expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 - COMMITMENT & CONTINGENCIES

The Company does not own or lease any real or personal property and does not have any capital commitments.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that these financial statements were available to be issued. There have been no events that would require adjustment to or disclose in the financial statements.

F-9

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2017 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of May 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at May 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

10

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position
Alexandru Curiliuc	34	President, Treasurer, Secretary and Director

Strada Veronica Micle 15 bl.17 sc A et 1 apt 6, Suceava, 720217 Romania		(Principal Executive, Financial and Accounting Officer)

Biographical Information and Background of officer and director

Alexandru Curiliuc has acted as our President, Secretary, Treasurer and sole Director since our incorporation on May 5, 2016. Mr. Curiliuc graduated from Podolsky State Agrarian Technical University, Ukraine in 2006. (Qualification: Accounting and audit). From 2006 to 2007, Alexandru Curiliuc worked as warehouse operative picker at Co-operative Retail Logistics, Nottingham, UK. His responsibilities were to receive deliveries, picking and packing products and operating a forklift.

From 2007 to 2009 Mr. Curiliuc worked as a sales manager at American Tobacco Ukraine. He managed wholesale customers, making sales contracts and dealing with customer requests.

From 2007 to 2009 Mr. Curiliuc was an owner of taxi service EvroTrance, Kiev, Ukraine.

From 2013 to 2015 Alexandru Curiliuc worked as a manager assistant at Everything 5 pound warehouse in London, UK.His responsibility was helping with gathering, packing and shipping the customers order.

11

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have limited operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our Treasurer and a sole director, Alexandru Curiliuc; he currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on April 19, 2016 until May 31, 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Alexandru Curiliuc	2017	0	0	0	0	0	0	0	0
President	2016	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0
Treasurer	2016	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of May 31, 2017, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of May 31, 2017 and as of the date of the filing of this annual report by:

●	each of our executive officers;
●	each director;
●	each person known to us to own more than 5% of our outstanding common stock; and
●	all of our executive officers and directors and as a group.

12

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Alexandru Curiliuc Strada Veronica Micle 15 bl.17 sc A et 1 apt 6, Suceava, 720217 Romania	4,000,000 shares of common stock (director)	100%

The percent of class is based on 4,000,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended May 31, 2017, we had not entered into any transactions other -than with our sole director to whom the Company owed $10,116 for expenses paid by him related to organization costs and operations. The amounts are unsecured, non-interest bearing and due on demand.

We had not entered into any transactions with beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended May 31, 2017, we incurred approximately $6,500 for the year ended May 31, 2017 and $3,500 for the period ended May 31, 2016 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

13

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVEIX INC.

Dated: September 12, 2017	By:	/s/ Alexandru Curiliuc

Alexandru Curiliuc, President and Chief Executive Officer and Chief Financial Officer

14