Form 10-Q
period 2017-08-31
MOVEIX INC.
filed 2017-10-17
CIK 1685766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[  ] No[X]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as August 31, 2017
Common Stock: $0.001	4,490,000

MOVEIX INC.

CONDENSED BALANCE SHEETS

ASSETS	August 31, 2017 (unaudited)	May 31,2017
Current Assets
Checking Account	$5,770	$-
Inventory	-	480
Other current assets	-	918
Total Current Assets	5,770	1,398

Total Assets	$5,770	$1,398

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Loan from director	10,216	10,116

Total Liabilities	10,216	10,116

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 4,490,000 and 4,000,000 shares issued and outstanding respectively:	4,490	4,000
Additional paid-in Capital	4,410
Accumulated deficit	(13,346)	(12,718)
Total Stockholders’ Deficit	(4,446)	(8,718)

Total Liabilities and Stockholders’ Deficit	$5,770	$1,398

See accompanying notes to the condensed financial statements.

MOVEIX INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended August 31, 2017 (unaudited)	Three months ended August 31, 2016 (unaudited)
REVENUES
Sales (Scooters)	$3,000	$-
COGS	1,398	-
Gross Profit	1,602	-

General and Administrative Expenses	2,230	3,865
OPERATING EXPENSES	2,230	3,865

TOTAL OPERATING EXPENSES	2,230	3,865

NET LOSS FROM OPERATIONS	(628)	(3,865)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(628)	$(3,865)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,058,456	4,000,000

See accompanying notes to the condensed financial statements.

MOVEIX INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended August 31, 2017 (unaudited)	For the three months ended August 31, 2016 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(628)	$(3,865)
Changes in assets and liabilities:
Deposit for Inventory	1,398	(600)
Prepaid Expense	-	12
CASH FLOWS USED IN OPERATING ACTIVITIES	$770	$(4,453)
CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	$-	$-
CASH FLOWS FROM FINANCING ACTIVITIES
Capital Stock	4,900	4,000
Expenses paid on behalf of the Company	100	4,453
Expenses paid on behalf of the Company – subscription receivable	-	(4,000)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	$5,000	$4,453

Net Cash Change for Period	$5,770	$-
Cash at beginning of period	-	-
Cash at end of Period	$5,770	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the condensed financial statements.

MOVEIX INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2017

NOTE 1 – Condensed Interim Financial Statements

Moveix Inc. (the “Company”) was incorporated in Nevada on May 5, 2016. The Company is in the start up stage and intends to resell various types of electric transportation. Electric transportation is a vehicle using electricity as a transportation fuel. Our products will include electric bikes, scooters, Segway, and hover boards sold to anybody around the world via our web site platform. Also we intend to sell wholesale. The company is located at STRADA VERONICA MICLE 15 BL.17 SC A ET 1 ATP 6 SUCEAVA S5 72021.

The accompanying unaudited condensed financial statements include the accounts of Moveix Inc. (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of Moveix Inc. for the year ended May 31, 2017. In particular, the Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending May 31, 2018.

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

Cash and Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of August 31, 2017.

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

As reflected in the financial statements, the Company had an accumulated deficit of $13,346 and negative working capital at August 31, 2017 and a net loss of $628 for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – LOAN FROM DIRECTOR

As of August 31, 2017, the Company owed $10,216 to the CEO and Director for expenses paid by him on behalf of the Company. The amounts are unsecured, non-interest bearing and due on demand.

NOTE 5 – STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

During the prior year, the Company issued 4,000,000 shares of common stock to the CEO and Director for a subscription receivable of $4,000 at $0.001 per share. During the three months ending August 31, 2016, the CEO and director paid for expenses and inventory deposits in satisfaction of the subscription receivable.

As of August 31, 2017, the Company issued 490,000 shares of common stock to shareholders at $0.01 per share for a total price of $4,900.

As of August 31, 2017, the Company’s issued and outstanding shares were at 4,490,000.

NOTE 6 – REVENUE RECOGNITION

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company derives its revenues from sales contracts with its customer with revenues being generated upon rendering of services. Persuasive evidence of an arrangement is demonstrated via invoice; service is considered provided when the service is delivered to the customers; and the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

As of August 31, 2017, the Company has sold 3 Kids electric adult scooters for a total gross profit of $1,602.

NOTE 7 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the period from inception to August 31, 2017 to the Company’s effective tax rate is as follows:

	August 31, 2017	May 31, 2016
Tax benefit at U.S. statutory rate	$4,538	$4,324
Change in valuation allowance	(4,538)	(4,324)
Tax benefit, net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at August 31, 2017 are as follows:

Deferred tax assets	August 31, 2017	August 31, 2016
Net operating loss	$214	$1,314
Valuation allowance	(214)	(1,314)
Net deferred tax assets	$-	$-

The Company has approximately $13,346 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which begin to expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 - COMMITMENT & CONTINGENCIES

The Company does not own or lease any real or personal property and does not have any capital commitments.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that these financial statements were available to be issued.

In September 2017 the Company issued 640,000 common shares to 8 shareholders for a total price of $6,400 at $0.01 per share. There have been no events that would require adjustment to or disclose in the financial statements.

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

Three Months Period Ended August 31, 2017 and 2016

Our net loss for the three months periods ended August 31, 2017 and 2016 were $628 and $3,865 respectively. During the three months period ended August 31, 2017, we generated $1,602 in revenue from selling our Inventory (scooters). During the three months period ended August 31, 2016, we did not generate any revenue.

The weighted average number of shares outstanding was 4,058,456 for the three and three months period ended August 31, 2017. The weighted average number of shares outstanding was 4,000,000 for the three and three months period ended August 31, 2016.

Liquidity and Capital Resources

Three Months Period Ended August 31, 2017

As of August 31, 2017, our total assets were $5,770 consisting of Cash and cash equivalents. As of August 31, 2017, our current liabilities were $10,216 owning to our director, and our stockholders’ deficit was $(4,446).

Cash Flows from Operating Activities

For the three months periods ended August 31, 2017 our net cash flows provided by operating activities was $770. For the three months periods ended August 31, 2017 our net cash flows provided by operating activities was $(4,453).

Cash Flows from Investing Activities

We did not use or generate any cash flows from investing activities in the three months periods ended August 31, 2017 and 2016.

Cash Flows from Financing Activities

We generated $5,000 in cash flows from financing activities for the three month period ended August 31, 2017 by means of issuing $4,900 of common stock and $100 was loaned to the Company by our director to open bank account. We have generated $4,453 cash flows from financing activities for the three months ended August 31, 2016.

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

Going Concern

The independent auditors’ review report accompanying our May 31, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: October 17, 2017	Moveix Inc.

	By:	/s/ Alexandru Curiliuc
	Name:	Alexandru Curiliuc
	Title:	President

