Form 10-Q
period 2017-11-30
MOVEIX INC.
filed 2018-01-19
CIK 1685766

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as November 30, 2017
Common Stock: $0.001	6,220,000

MOVEIX INC.

CONDENSED BALANCE SHEETS

	November 30, 2017 (unaudited)	May 31, 2017
ASSETS
Current Assets
Checking Account	$14,271	$-
Inventory	-	480
Other current assets	-	918
Total Current Assets	14,271	1,398

Fixed Assets
Website development and maintenance	5,600	-
Total Fixed Assets	5,600	-

Total Assets	$19,871	$1,398

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Loan from director	10,216	10,116
Accounts Payable	800

Total Liabilities	11,016	10,116

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,220,000 and 4,000,000 shares issued and outstanding respectively:	6,220	4,000
Additional paid-in Capital	19,980
Accumulated deficit	(17,344)	(12,718)
Total Stockholders’ Deficit	8,856	(8,718)

Total Liabilities and Stockholders’ Deficit	$19,871	$1,398

See accompanying notes to the condensed financial statements.

MOVEIX INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended November 30, 2017 (unaudited)	Three months ended November 30, 2016 (unaudited)	Six months ended November 30, 2017 (unaudited)	Six months ended November 30, 2016 (unaudited)
REVENUES
Sales (Scooters)	$-	$-	$3,000	$-
COGS	-	-	1,398	-
Gross Profit	-	-	1,602	-

General and Administrative Expenses	3,999	1,949	6,229	5,814
OPERATING EXPENSES	3,999	1,949	6,229	5,814

TOTAL OPERATING EXPENSES	3,999	1,949	6,229	5,814

NET LOSS FROM OPERATIONS	(3,999)	(1,949)	(4,627)	(5,814)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(3,999)	$(1,949)	$(4,627)	$(5,814)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,599,840	4,000,000	5,093,670	4,000,000

See accompanying notes to the condensed financial statements.

MOVEIX INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended November 30, 2017 (unaudited)	For the six months ended November 30, 2016 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,627)	$(5,814)
Changes in assets and liabilities:
Expenses and deposits paid by officer for Subscription receivable	-	6,390
Deposit for Inventory	1,398	(600)
Prepaid Expense	-	24
Accounts Payable	800	-
CASH FLOWS USED IN OPERATING ACTIVITIES	$(2,429)	$-
CASH FLOWS FROM INVESTING ACTIVITIES
Website development and maintenance	5,600	-
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	$5,600	$-
CASH FLOWS FROM FINANCING ACTIVITIES
Capital Stock	23,000	-
Expenses paid on behalf of the Company	100	-
Expenses paid on behalf of the Company – subscription receivable	-	-

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	$23,100	$-

Net Cash Change for Period	$14,271	$-
Cash at beginning of period	-	-
Cash at end of Period	$14,271	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the condensed financial statements.

MOVEIX INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

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

Cash and Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of November 30, 2017.

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

As reflected in the financial statements, the Company had an accumulated deficit of $17,344 and negative working capital at November 30, 2017 and a net loss of $4,627 for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – LOAN FROM DIRECTOR

As of November 30, 2017, the Company owed $10,216 to the CEO and Director for expenses paid by him on behalf of the Company. The amounts are unsecured, non-interest bearing and due on demand.

NOTE 5 – STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

During the prior year, the Company issued 4,000,000 shares of common stock to the CEO and Director for a subscription receivable of $4,000 at $0.001 per share. During the three months ending November 30, 2016, the CEO and director paid for expenses and inventory deposits in satisfaction of the subscription receivable.

In September and October the Company issued 2,220,000 shares of common stock to shareholders at $0.01 per share for a total price of $22,200.

As of November 30, 2017, the Company’s issued and outstanding shares were at 6,220,000.

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

As of November 30, 2017, the Company has sold 3 Kids electric adult scooters for a total gross profit of $1,602.

NOTE 7 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the period from inception to November 30, 2017 to the Company’s effective tax rate is as follows:

	November 30, 2017	May 31, 2017
Tax benefit at U.S. statutory rate	$5,897	$4,324
Change in valuation allowance	(5,897)	(4,324)
Tax benefit, net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at November 30, 2017 are as follows:

Deferred tax assets	November 30, 2017	May 31, 2017
Net operating loss	$1,360	$663
Valuation allowance	(1,360)	(663)
Net deferred tax assets	$-	$-

The Company has approximately $17,344 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which begin to expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

Three and Six Months Period Ended November 30, 2017 and 2016

Our net loss for the three months periods ended November 30, 2017 and 2016 were $3,999 and $1,949 respectively. During the three months period ended November 30, 2017 and 2016, we have not generated any revenue.

Our net loss for the six months periods ended November 30, 2017 and 2016 were $4,627 and $5,814 respectively. During the six months period ended November 30, 2017 we sold $3,000 worth of scooters that generated gross profit of $1,602; and during six months period ended November 30, 2016 we have not generated any revenue.

Liquidity and Capital Resources

Three Months Period Ended November 30, 2017

As of November 30, 2017, our total assets were $14,271 consisting of Cash and cash equivalents. As of November 30, 2017, our current liabilities were $11,016 owning to our director $10,216 and $800 to one shareholder for cancelled shares, and our stockholders’ deficit was $8,856.

Cash Flows from Operating Activities

For the six months periods ended November 30, 2017our net cash flows provided by operating activities was $2,429. For the six months periods ended November 30, 2016our net cash flows provided by operating activities was $0.

Cash Flows from Investing Activities

We invested $5,600 to website development in the three months period ended November 30, 2017.

We did not use or generate any cash flows from investing activities in the three months periods ended November 30, 2016.

Cash Flows from Financing Activities

We generated $22,300 in cash flows from financing activities for the six month period ended November 30, 2017 by means of issuing $22,200 of common stock and $100 was loaned to the Company by our director to open bank account. We have not generated any cash flows from financing activities for the six months ended November 30, 2016.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: January 19, 2017	Moveix Inc.

	By:	/s/ Alexandru Curiliuc
	Name:	Alexandru Curiliuc
	Title:	President

