Form 10-K/A
period 2017-05-31
MOVEIX INC.
filed 2018-03-08
CIK 1685766

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

F-9

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of disclosure controls and management’s conclusion that the controls are not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The company has concluded that their internal controls are ineffective. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2017 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The Company's principal executive and principal financial officers, have concluded regarding the effectiveness of the Company's disclosure controls and procedures (as defined in CFR § 240.13a-15(e) or § 240.15d-15(e) as of the end of the period covered by this report, based on the evaluation of these controls and procedures required by paragraph (b) of § 240.13a-15 or § 240.15d-15 of this chapter, that these controls are inadequate.

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

MOVEIX INC.

Dated: March 8, 2018	By:	/s/ Alexandru Curiliuc

Alexandru Curiliuc, President and Chief Executive Officer and Chief Financial Officer

14