Form 10-Q
period 2018-02-28
MOVEIX INC.
filed 2018-04-13
CIK 1685766

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as February 28, 2018
Common Stock: $0.001	6,220,000

MOVEIX INC.

CONDENSED BALANCE SHEETS

	February 28, 2018 (unaudited)	May 31, 2017
ASSETS
Current Assets
Checking Account	$10,977	$-
Inventory	-	480
Other current assets	-	918
Total Current Assets	10,977	1,398

Fixed Assets
Website development and maintenance	5,600	-
Total Fixed Assets	5,600	-

Total Assets	$16,577	$1,398

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Loan from director	10,216	10,116
Accounts Payable	800

Total Liabilities	11,016	10,116

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,220,000 and 4,000,000 shares issued and outstanding respectively:	6,220	4,000
Additional paid-in Capital	19,980
Accumulated deficit	(20,638)	(12,718)
Total Stockholders’ Deficit	5,562	(8,718)

Total Liabilities and Stockholders’ Deficit	$16,577	$1,398

See accompanying notes to the condensed financial statements.

MOVEIX INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended February 28, 2018 (unaudited)	Three months ended February 28, 2017 (unaudited)	Nine months ended February 28, 2018 (unaudited)	Nine months ended February 28, 2017 (unaudited)
REVENUES
Sales (Scooters)	$-	$-	$3,000	$-
COGS	-	-	1,398	-
Gross Profit	-	-	1,602	-

General and Administrative Expenses	3,294	4,101	9,523	9,915
OPERATING EXPENSES	3,294	4,101	9,523	9,915

TOTAL OPERATING EXPENSES	3,294	4,101	9,523	9,915

NET LOSS FROM OPERATIONS	(3,294)	(4,101)	(7,921)	(9,915)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(3,294)	$(4,101)	$(7,921)	$(9,915)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,599,840	4,000,000	5,093,670	4,000,000

See accompanying notes to the condensed financial statements.

MOVEIX INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended February 28, 2018 (unaudited)	For the nine months ended February 28, 2017 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,921)	$(9,915)
Changes in assets and liabilities:
Expenses paid on behalf of the company	-	6,475
Expenses paid on behalf of the company for Subscription receivable		4,000
Deposit for Inventory	1,398	(600)
Prepaid Expense	-	40
Accounts Payable	800	-
CASH FLOWS USED IN OPERATING ACTIVITIES	$(5,723)	$-

CASH FLOWS FROM INVESTING ACTIVITIES
Website development and maintenance	(5,600)	-
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(5,600)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Capital Stock	22,200	-
Expenses paid on behalf of the Company	100	-
Expenses paid on behalf of the Company – subscription receivable	-	-

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	$22,300	$-

Net Cash Change for Period	$10,977	$-
Cash at beginning of period	-	-
Cash at end of Period	$10,977	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the condensed financial statements.

MOVEIX INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

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

Cash and Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of February 28, 2018.

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

As reflected in the financial statements, the Company had an accumulated deficit of $20,638 and negative working capital at February 28, 2018 and a net loss of $7,321 for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – LOAN FROM DIRECTOR

As of February 28, 2018, the Company owed $10,216 to the CEO and Director for expenses paid by him on behalf of the Company. The amounts are unsecured, non-interest bearing and due on demand.

NOTE 5 – STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

During the prior year, the Company issued 4,000,000 shares of common stock to the CEO and Director for a subscription receivable of $4,000 at $0.001 per share. During the three months ending February 28, 2017, the CEO and director paid for expenses and inventory deposits in satisfaction of the subscription receivable.

In September and October the Company issued 2,220,000 shares of common stock to shareholders at $0.01 per share for a total price of $22,200.

As of February 28, 2018, the Company’s issued and outstanding shares were at 6,220,000.

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

As of February 28, 2018, the Company has sold 3 Kids electric adult scooters for a total gross profit of $1,602.

NOTE 7 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period from inception to February 28, 2018 to the Company’s effective tax rate is as follows:

	February 28, 2018	May 31, 2017
Tax benefit at U.S. statutory rate	$4,334	$2,671
Change in valuation allowance	(4,334)	(2,671)
Tax benefit, net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at February 28, 2018 are as follows:

Deferred tax assets	February 28, 2018	May 31, 2017
Net operating loss	$1,663	$2,571
Valuation allowance	(1,663)	(2,571)
Net deferred tax assets	$-	$-

The Company has approximately $20,638 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which begin to expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

Three and Nine Months Period Ended February 28, 2018 and 2016

Our net loss for the three months periods ended February 28, 2018 and 2016 were $3,294 and $4,101 respectively. During the three months period ended February 28, 2018 and 2016, we have not generated any revenue.

Our net loss for the nine months periods ended February 28, 2018 and 2017 were $7,921 and $9,915 respectively. During the nine months period ended February 28, 2018 we sold $3,000 worth of scooters that generated gross profit of $1,602; and during nine months period ended February 28, 2017 we have not generated any revenue.

Liquidity and Capital Resources

Three Months Period Ended February 28, 2018

As of February 28, 2018, our total assets were $16,577 consisting of Cash and cash equivalents of $10,977 and fixed assets of $5,600. As of February 28, 2018, our current liabilities were $11,016 owning to our director $10,216 and $800 to one shareholder for cancelled shares, and our stockholders’ equity was $5,562.

Cash Flows from Operating Activities

For the nine months periods ended February 28, 2018 our net cash flows used by operating activities was $5,723. For the nine months periods ended February 28, 2017 our net cash flows provided by operating activities was $0.

Cash Flows from Investing Activities

We invested $5,600 to website development in the three months period ended February 28, 2018.

We did not use or generate any cash flows from investing activities in the three months periods ended February 28, 2017.

Cash Flows from Financing Activities

We generated $22,300 in cash flows from financing activities for the nine month period ended February 28, 2018 by means of issuing $22,200 of common stock and $100 was loaned to the Company by our director to open bank account. We have not generated any cash flows from financing activities for the nine months ended February 28, 2017.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 28, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: April 13, 2018	Moveix Inc.

	By:	/s/ Alexandru Curiliuc
	Name:	Alexandru Curiliuc
	Title:	President

