Form 10-K
period 2018-05-31
MOVEIX INC.
filed 2018-10-25
CIK 1685766

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

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

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [  ] No[X]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 31, 2018
Common Stock: $0.001	6,220,000

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

Competitive Business Conditions and Strategy; Moveix ’s Position in the Industry

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

As of May 31, 2018, no shares of our common stock have traded.

Number of Holders

As of May 31, 2018, the 6,220,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended May 31, 2018 and 2017. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED MAY 31, 2018 COMPARED TO FISCAL YEAR ENDED MAY 31, 2017.

Our net income for the fiscal year ended May 31, 2018 was $1,642 compared to a no income during the fiscal year ended May 31, 2017. During fiscal year ended May 31, 2018, the Company has generated $1,642 in revenue. During fiscal year ended May 31, 2017, the Company has not generated any revenue.

The Company incurred general and administrative expenses of $34,207 as of May 31, 2018 and $12,237 as of May 31, 2017. Expenses incurred during the fiscal year ended May 31, 2018 compared to fiscal year ended May 31, 2017 increased primarily due to the increased scale and scope of business operations. Professional fees generally include legal fees, auditor and accounting expenses.

The weighted average number of shares outstanding was 5,231,164 and 4,000,000 for the fiscal years ended May 31, 2018 and 2017.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MAY 31, 2018 and 2017

As of May 31, 2018, our total assets were $8,235 comprised of cash and cash equivalents of $2,885 and other current assets of $5,350 and liabilities of $14,960 consisted of advances from stockholder of $11,261 and accounts payable of $1,097. Stockholders’ deficit increased to $(19,082) as of May 31, 2018 from $(8,718) as of May 31, 2017.

As of May 31, 2017, our total assets were $1,398 and our total liabilities were $10,116 comprised of advances from stockholder of $10,116.

Cash Flows from Operating Activities

We have generated negative cash flows of $(29,820) from operating activities for the fiscal year ended May 31, 2018. We have not generated any cash flows from operating activities for the fiscal year ended May 31, 2017.

Cash Flows from Investing Activities

We have generated negative cash flows of (5,600) from investing activities for the year ended May 31, 2018 and we have not generated any cash flows for the year ended May 31, 2017.

Cash Flows from Financing Activities

We have generated $38,305 cash flows from financing activities for the year ended May 31, 2018 and we have not generated any cash flows for the year ended May 31, 2017.

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

GOING CONCERN

The independent auditors’ report accompanying our May 31, 2018 and May 31, 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

MOVEIX INC.

TABLE OF CONTENTS

MAY 31, 2018

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Moveix Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Moveix Inc. as of May 31, 2018 and the related statements of operations, changes in stockholder’s deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the period then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and the results of its operations and its cash flows, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Moveix Inc. as of May 31, 2017, were audited by other auditors whose report dated September 11, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2017.

Seattle, Washington

October 16, 2018

MOVEIX INC.

BALANCE SHEETS

	May 31, 2018	May 31, 2017
ASSETS
Current Assets
Prepaid expenses	$-	$-
Cash and cash equivalents	2,885	-
Inventory	-	480
Other current assets	-	918
Total Current Assets	2,885	1,398

Fixed Assets
Website development and maintenance	5,350	-
Total Fixed Assets	5,350	-

Total Assets	8,235	1,398

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	1,097	-
Total Current Liabilities	1,097	-

Long term Liabilities
Loan from director	11,261	10,116
Customer deposit	14,960	-
Total Long Term Liabilities	26,221	-

Total Liabilities	27,317	10,116

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,220,000 and 4,000,000 shares issued and outstanding at May 31, 2018 and 2017, respectively;	6,220	4,000
Subscription receivable	-	-
Additional paid in capital	19,980
Accumulated deficit	(45,282)	(12,718)
Total Stockholders’ Deficit	(19,082)	(8,718)

Total Liabilities and Stockholders’ Deficit	$8,235	$1,398

See accompanying notes to the financial statements.

MOVEIX INC.

STATEMENTS OF OPERATIONS

	Year ended May 31, 2018	Year ended May 31, 2017

REVENUE Sales (Classic Hoverboard)	$3,040	$-
COGS	1,398	-
TOTAL INCOME	1,642	-

General and Administrative Expenses	34,207	12,237
TOTAL OPERATING EXPENSES	34,207	12,237

NET LOSS FROM OPERATIONS	(32,565)	(12,237)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(32,565)	$(12,237)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,231,164	4,000,000

See accompanying notes to the financial statements.

MOVEIX INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid- in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Inception, May 5, 2016	-	$-	$-		$-	$-
Shares issued for subscription receivable at $0.001 per share	4,000,000	4,000	-	(4,000)	-	-

Net loss for period	-	-	-	-	(481)	(481)
Balance, May 31, 2016	4,000,000	$4,000	$-	$(4,000)	$(481)	$(481)
Expenses paid on behalf of the company - subscription receivable	-	-	-	4,000	-	4,000

Net loss for period	-	-	-	-	(12,237)	(12,237)
Balance, May 31, 2017	4,000,000	$4,000	$-	$-	$(12,718)	$(8,718)
Shares issued for subscription receivable at $0.01 per share	2,220,000	2,220	19,980		-	22,200

Net loss for period	-	-	-	-	(32,565)	(32,565)
Balance, May 31, 2016	6,220,000	$6,220	$19,980	$-	$(45,282)	$(19,082)

See accompanying notes to the financial statements.

MOVEIX INC.

STATEMENTS OF CASH FLOWS

	Year ended May 31, 2018	Year ended to May 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(32,565)	$(12,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of the company	-	8,789
Expenses paid on behalf of the company – Subscription Receivable	-	4,000
Changes in assets and liabilities:
Deposit for Inventory	-	(120)
Inventory	1,398	(480)
Depreciation	250
Prepaid Expense	-	48
Accounts payable	1,097	-
CASH FLOWS USED IN OPERATING ACTIVITIES	$(29,820)	$-
CASH FLOWS FROM INVESTING ACTIVITIES
Website development	(5,600)	-
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(5,600)	$-
CASH FLOWS FROM FINANCING ACTIVITIES
Director loan	1,145	-
Customer deposit	14,960	-
Capital Stock	22,200	-
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	$38,305	$-

Net Cash Change for Period	$2,885	$-
Cash at end of Period	$2,885	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for stock subscription receivable	$-	$0.00

See accompanying notes to the financial statements.

MOVEIX INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2018

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

Inventory Allowance

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

As reflected in the financial statements, the Company had an accumulated deficit of $45,282 and negative working capital at May 31, 2018, a net loss of $32,565 for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INVENTORY

The Company has purchased 5 kids and 3 adult electric scooters GTF jet roll Mini Edition 5pc 2016 model. The inventory consists of finished goods.

NOTE 5 – LOAN FROM DIRECTOR

As of May 31, 2018 and 2017, the Company owed $11,261 and $10,116 respectively, to the CEO and Director for expenses paid by him related to organization costs and operations. The amounts are unsecured, non-interest bearing and due on demand.

NOTE 6- IRS PENALTY

The Company assessed the penalty in the amount of $10,000 from IRS for Failure to provide Information with Respect to Certain Foreign-Owned U.S. Corporations. The Company is currently working with tax advisor to abate this penalty and believes it will be successful.

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

As of May 31, 2018, the Company’s issued and outstanding shares were at 6,220,000.

NOTE 8 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period from inception to May 31, 2018 to the Company’s effective tax rate is as follows:

	May 31, 2018	May 31, 2017
Tax benefit at U.S. statutory rate	$6,776	$2,570
Change in valuation allowance	(6,776)	(2,570)
Tax benefit, net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at February 28, 2018 are as follows:

Deferred tax assets	May 31, 2018	May 31, 2017
Net operating loss	$9,509	$2,671
Valuation allowance	(9,509)	(2,671)
Net deferred tax assets	$-	$-

The Company has approximately $45,282 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which begin to expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 - CUSTOMER DEPOSITS

On April 11, 2018 and April 12, 2018 the Company received two deposits from the customer in the amounts of $7,480 respectively.

Moveix Inc. will supply the customer with the Hoverboards in accordance with the terms and conditions of agreement with the customer.

NOTE 10 - COMMITMENT & CONTINGENCIES

The Company does not own or lease any real or personal property and does not have any capital commitments.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through October 16, 2018 that these financial statements were available to be issued and noted the following subsequent event to disclose:

On September 11, 2018 the contract with customer was amended. Moveix Inc agrees to supply to the Customer the Goods in strict accordance with the specifications, and at the price stated outlined below:

Hoverboard Classic New In Box, Black.

1000 pc at $100 price.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2018 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of May 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at May 31, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

10

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2018, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Alexandru Curiliuc Strada Veronica Micle 15 bl.17 sc A et 1 apt 6, Suceava, 720217 Romania	35	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on April 19, 2016 until May 31, 2018.

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

CHANGE OF CONTROL

As of May 31, 2018, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

12

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of May 31, 2018 and as of the date of the filing of this annual report by:

●	each of our executive officers;
●	each director;
●	each person known to us to own more than 5% of our outstanding common stock; and
●	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Alexandru Curiliuc Strada Veronica Micle 15 bl.17 sc A et 1 apt 6, Suceava, 720217 Romania	4,000,000 shares of common stock (director)	64%

The percent of class is based on 6,220,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended May 31, 2018, we had not entered into any transactions other -than with our sole director to whom the Company owed $10,116 for expenses paid by him related to organization costs and operations. The amounts are unsecured, non-interest bearing and due on demand.

We had not entered into any transactions with beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended May 31, 2018, we incurred approximately $6,500 for the year ended May 31, 2018 and $3,500 for the period ended May 31, 2017 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements.

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

MOVEIX INC.

Dated: October 25, 2018	By:	/s/ Alexandru Curiliuc
Alexandru Curiliuc, President and Chief Executive Officer and Chief Financial Officer

14