Form 10-Q
period 2018-08-31
MOVEIX INC.
filed 2019-01-16
CIK 1685766

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-214075

MOVEIX INC
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	3790 (Primary Standard Industrial Classification Number)	EIN 35-2567439 (IRS Employer Identification Number)

3773 Howard Hughes Pkwy. · Suite 500S

Las Vegas, Nevada 89169-6014

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes

[ ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as August 31, 2018
Common Stock: $0.001	6,220,000

MOVEIX INC.

BALANCE SHEETS

ASSETS	August 31, 2018	May 31, 2018
Current Assets
Cash and cash equivalents	42	2,885
Total Current Assets	42	2,885

Fixed Assets
Website development and maintenance	5,100	5,350

Total Assets	5,142	8,235

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	1,097	1,097
Total Current Liabilities	1,097	1,097

Long term Liabilities
Loan from director	11,261	11,261
Customer deposit	14,960	14,960
Total Long Term Liabilities	26,821	26,221

Total Liabilities	27,318	27,317

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,220,000 shares issued and outstanding at August 31, 2018 and May 31, 2018, respectively;	6,220	6,220
Additional paid in capital	19,980	19,980
Accumulated deficit	(48,375)	(45,282)
Total Stockholders’ Deficit	(22,175)	(19,082)

Total Liabilities and Stockholders’ Deficit	$ 5,142	$ 8,235

See accompanying notes to the condensed financial statements.

MOVEIX INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended August 31, 2018 (unaudited)	Three months ended August 31, 2017 (unaudited)

REVENUES Sales (Scooters)	$ -	$ 3,000
COGS	-	1,398
Gross Profit	-	1,602

General and Administrative Expenses	3,093	2,230
OPERATING EXPENSES	3,093	2,230

TOTAL OPERATING EXPENSES	3,093	2,230

NET LOSS FROM OPERATIONS	(3,093)	(628)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (3,093)	$ (628)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,220,000	4,058,456

See accompanying notes to the condensed financial statements.

MOVEIX INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended August 31, 2018 (unaudited)	For the three months ended August 31, 2017 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (3,093)	$ (628)
Changes in assets and liabilities:
Expenses paid on behalf of the company	-
Expenses paid on behalf of the company for Subscription receivable		-
Deposit for Inventory	$ -	$ 1,398
Prepaid Expense	-
Depreciation	250
Accounts Payable	-
CASH FLOWS USED IN OPERATING ACTIVITIES	$ (2,843)	$ 770
CASH FLOWS FROM FINANCING ACTIVITIES
Capital Stock	-	4,900
Expenses paid on behalf of the Company	-	100
Expenses paid on behalf of the Company – subscription receivable	-	-
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ -	$ 5,000

Net Cash Change for Period	$ (2,843)	$ 5,770
Cash at beginning of period	2,885	-
Cash at end of Period	$ 42	$ 5,770

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to the condensed financial statements.

MOVEIX INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2018

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

Cash and Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents as of August 31, 2018.

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

As reflected in the financial statements, the Company had an accumulated deficit of $48,375 and negative working capital at August 31, 2018 and a net loss of $3,093 for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – LOAN FROM DIRECTOR

As of August 31, 2018, the Company owed $11,261 to the CEO and Director for expenses paid by him on behalf of the Company. The amounts are unsecured, non-interest bearing and due on demand.

NOTE 5 – STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

During the prior year, the Company issued 4,000,000 shares of common stock to the CEO and Director for a subscription receivable of $4,000 at $0.001 per share. During the three months ending August 31, 2017, the CEO and director paid for expenses and inventory deposits in satisfaction of the subscription receivable.

In September and October the Company issued 2,220,000 shares of common stock to shareholders at $0.01 per share for a total price of $22,200.

As of August 31, 2018, the Company’s issued and outstanding shares were at 6,220,000.

NOTE 6 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period from inception to August 31, 2018 to the Company’s effective tax rate is as follows:

	August 31, 2018	May 31, 2018
Tax benefit at U.S. statutory rate	$650	$6,776
Change in valuation allowance	(650)	(6,776)
Tax benefit, net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at August 31, 2018 are as follows:

Deferred tax assets	August 31, 2018	May 31, 2018
Net operating loss	$10,158	$9,509
Valuation allowance	(10,158)	(9,509)
Net deferred tax assets	$-	$-

The Company has approximately $48,375 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which begin to expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 - COMMITMENT & CONTINGENCIES

The Company does not own or lease any real or personal property and does not have any capital commitments.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that these financial statements were available to be issued.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Three and Three Months Period Ended August 31, 2018 and 2016

Our net loss for the three months periods ended August 31, 2018 and 2017 were $3,093 and $628 respectively. During the three months period ended August 31, 2018 we have not generated any revenue and during period ended August 31, 2017, we have generated $1,602 in gross profit.

Liquidity and Capital Resources

Three Months Period Ended August 31, 2018

As of August 31, 2018, our total assets were $5,142 consisting of Cash and cash equivalents of $42 and fixed assets of $5,100.   As of August 31, 2018, our total liabilities were $27,318 comprised of current liabilities of $1,097 for accounts payable and long-term liabilities owning to our director $11,261 and customer deposit of $14,960.

Cash Flows from Operating Activities

For the three months periods ended August 31, 2018 our net cash flows used by operating activities was ($2,843).  For the three months periods ended August 31, 2017 our net cash flows provided by operating activities was $770.

Cash Flows from Investing Activities

We did not use or generate any cash flows from investing activities in the three months periods ended August 31, 2018 and 2017..

Cash Flows from Financing Activities

We have not generated any cash flows from financing activities for the three months ended August 31, 2018.

We generated $5,000 in cash flows from financing activities for the three month period ended August 31, 2017 by issuing common stock $4,900 and expenses paid on behalf of the company of $100.

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

Going Concern

The independent auditors' review report accompanying our May 31, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: January 16, 2018	Moveix Inc.

By:	/s/ Alexandru Curiliuc
Name:	Alexandru Curiliuc
Title:	President