Form 10-Q/A
period 2018-08-31
MOVEIX INC.
filed 2019-01-22
CIK 1685766

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q/A

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

Dated: January 22, 2018	Moveix Inc.

By:	/s/ Alexandru Curiliuc
Name:	Alexandru Curiliuc
Title:	President