Form 10-Q
period 2018-11-30
MOVEIX INC.
filed 2019-02-06
CIK 1685766

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as November 30, 2018
Common Stock: $0.001	6,220,000

MOVEIX INC.

BALANCE SHEETS

(Unaudited)

ASSETS	November 30, 2018	May 31, 2018
Current Assets
Cash and cash equivalents	68	2,885
Total Current Assets	68	2,885

Fixed Assets
Furniture and Equipment	4,850	5,350

Total Assets	4,918	8,235

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	1,097	1,097
Total Current Liabilities	1,097	1,097

Long term Liabilities
Loan from director	11,261	11,261
Delta loan	2,475
Informa Tech loan	3,180
Customer deposit	14,960	14,960
Total Long Term Liabilities	31,876	26,221

Total Liabilities	32,973	27,317

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,220,000 shares issued and outstanding at November 30, 2018 and May 31, 2018, respectively;	6,220	6,220
Additional paid in capital	19,980	19,980
Accumulated deficit	(54,254)	(45,282)
Total Stockholders’ Deficit	(28,054)	(19,082)

Total Liabilities and Stockholders’ Deficit	$ 4,918	$ 8,235

See accompanying notes to the condensed financial statements.

MOVEIX INC.

CONDENSED STATEMENTS OF OPERATION

(Unaudited)

	Three months ended November 30, 2018 (unaudited)	Three months ended November 30, 2017 (unaudited)	Six months ended November 30, 2018 (unaudited)	Six months ended November 30, 2017 (unaudited)

REVENUES Sales (Scooters)	$ -	$ -	$ -	$ 3,000
COGS	-	-	-	1,398
Gross Profit	-	-	-	1,602

General and Administrative Expenses	5,879	3,999	8,972	6,229
OPERATING EXPENSES	5,879	3,999	8,972	6,229

TOTAL OPERATING EXPENSES	5,879	3,999	8,972	6,229

NET LOSS FROM OPERATIONS	(5,879)	(3,999)	(8,972)	(4,627)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (5,879)	$ (3,999)	$ (8,972)	$ (4,627)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,220,000	4,599,840	6,220,000	5,093,670

                                        See accompanying notes to the condensed financial statements.

MOVEIX INC.

  CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended November 30, 2018 (unaudited)	For the six months ended November 30, 2017 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (8,972)	$ (4,627)
Changes in assets and liabilities:
Expenses paid on behalf of the company	-
Expenses paid on behalf of the company for Subscription receivable		-
Deposit for Inventory	-	1,398
Prepaid Expense	-	-
Depreciation	500	-
Accounts Payable	-	800
CASH FLOWS USED IN OPERATING ACTIVITIES	$ (8,472))	$ (2,429)
CASH FLOWS FROM INVESTING ACTIVITIES
Website development and maintenance	-	(5,600)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(5,600)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital Stock	-	22,200
Expenses paid on behalf of the Company	-	100
Delta Loan	2,475
Informa Tech Loan	3,180
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ 5,655	$ 22,300

Net Cash Change for Period	$ (2,817)	$ 14,271
Cash at beginning of period	2,885	-
Cash at end of Period	$ 68	$ 14,271

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -

Income taxes paid	$ -	$ -

See accompanying notes to the condensed financial statements.

MOVEIX INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(Unaudited)

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

The accompanying unaudited condensed financial statements include the accounts of Moveix Inc. (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of Moveix Inc. for the year ended May 31, 2018. In particular, the Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending May 31, 2018.

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that November be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company has no assets or liabilities valued at fair value on a recurring basis.

Cash and Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company had $68 in cash or cash equivalents as of November 30, 2018.

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

As reflected in the financial statements, the Company had an accumulated deficit of $54,254 and negative working capital at November 30, 2018 and a net loss of $8,972 for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – LOAN FROM DIRECTOR

As of November 30, 2018, the Company owed $11,261 to the CEO and Director for expenses paid by him on behalf of the Company. The amounts are unsecured, non-interest bearing and due on demand.

NOTE 5 – STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

During the prior year, the Company issued 4,000,000 shares of common stock to the CEO and Director for a subscription receivable of $4,000 at $0.001 per share. During the three months ending November 30, 2017, the CEO and director paid for expenses and inventory deposits in satisfaction of the subscription receivable.

In September and October the Company issued 2,220,000 shares of common stock to shareholders at $0.01 per share for a total price of $22,200.

As of November 30, 2018, the Company’s issued and outstanding shares were at 6,220,000.

NOTE 6 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period from inception to November 30, 2018 to the Company’s effective tax rate is as follows:

	November 30, 2018	May 31, 2018
Tax benefit at U.S. statutory rate	$1,884	$6,776
Change in valuation allowance	(1,884)	(6,776)
Tax benefit, net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at November 30, 2018 are as follows:

Deferred tax assets	November 30, 2018	May 31, 2018
Net operating loss	$11,393	$9,509

Valuation allowance	(11,393)	(9,509)
Net deferred tax assets	$-	$-

The Company has approximately $54,254 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which begin to expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 - COMMITMENT & CONTINGENCIES

The Company does not own or lease any real or personal property and does not have any capital commitments.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through January 30, 2019 and the date that these financial statements were available to be issued.

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

Three and Three Months Period Ended November 30, 2018 and 2017

Our net loss for the three months periods ended November 30, 2018 and 2017 were $5,879and $3,999 respectively. During the three months period ended November 30, 2018 and 2017 we have not generated any revenue.

Liquidity and Capital Resources

Three Months Period Ended November 30, 2018

As of November 30, 2018, our total assets were $4,918 consisting of Cash and cash equivalents of $68 and fixed assets of $4,850.   As of November 30, 2018, our total liabilities were $32,973 comprised of current liabilities of $1,097 for accounts payable and long-term liabilities owning to our director $11,261, customer deposit of $14,960, Informa Tech loan of $3,180 and Delta loan in the amount of $ 2,475.

Cash Flows from Operating Activities

For the six months periods ended November 30, 2018 our net cash flows used by operating activities was ($8,472).  For the six months periods ended November 30, 2017 our net cash flows provided by operating activities was ($2,429).

Cash Flows from Investing Activities

We did not use or generate any cash flows from investing activities in the six months periods ended November 30, 2018 and 2017.

Cash Flows from Financing Activities

We generated $ 5,655 in cash flows from financing activities for the six months ended November 30, 2018.  We generated $22,300 in cash flows from financing activities for the six month period ended November 30, 2017 by issuing common stock $22,200 and expenses paid on behalf of the company of $100.

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

Going Concern

The independent auditors' review report accompanying our May 31, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: February 5, 2019	Moveix Inc.

By:	/s/ Alexandru Curiliuc
Name:	Alexandru Curiliuc
Title:	President