Form 10-Q
period 2019-02-28
MOVEIX INC.
filed 2019-04-15
CIK 1685766

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as February 28, 2019
Common Stock: $0.001	6,220,000

MOVEIX INC.

BALANCE SHEETS

(Unaudited)

ASSETS	February 28, 2019	May 31, 2018
Current Assets
Cash and cash equivalents	73	2,885
Total Current Assets	73	2,885
Fixed Assets
Furniture and Equipment	4,600	5,350
Total Assets	4,673	8,235

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	1,097	1,097
Loan from director	11,261	11,261
Other loans	9,526	-
Customer deposit	14,960	14,960
Total Current Liabilities	36,844	27,317

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,220,000 shares issued and outstanding at February 28, 2019 and May 31, 2018, respectively;	6,220	6,220
Additional paid in capital	19,980	19,980
Accumulated deficit	(58,370)	(45,282)
Total Stockholders’ Deficit	(32,170)	(19,082)

Total Liabilities and Stockholders’ Deficit	$4,673	$8,235

See accompanying notes to the condensed financial statements.

MOVEIX INC.

CONDENSED STATEMENTS OF OPERATION

(Unaudited)

	Three months ended February 28, 2019 (unaudited)	Three months ended February 28, 2018 (unaudited)	Nine months ended February 28, 2019 (unaudited)	Nine months ended February 28, 2018 (unaudited)

REVENUES Sales (Scooters)	$-	$-	$-	$3,000
COGS	-	-	-	1,398
Gross Profit	-	-	-	1,602

General and Administrative Expenses	4,116	3,294	13,088	9,523
OPERATING EXPENSES	4,116	3,294	13,088	9,523

TOTAL OPERATING EXPENSES	4,116	3,294	13,088	9,523

NET LOSS FROM OPERATIONS	(4,116)	(3,294)	(13,088)	(7,921)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(4,116)	$(3,294)	$(13,088)	$(7,921)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,220,000	4,599,840	4,058,456	5,093,670

                                        See accompanying notes to the condensed financial statements

MOVEIX INC.

                                    STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficit
Balance, May 31, 2017	4,000,000	$4,000	$-	$-	$(12,718)	$(8,718)

Stock Issued for cash at $0.01 per share	2,220,000	2,220	19,980	-		22,200
Net loss for period ending February 28, 2018	-	-	-	-	(7,921)	(7,921)
Balance, February 28, 2018	6,220,000	$6,220	$19,980	$-	$(20,638)	$5,562
Balance, May 31, 2018	6,220,000	$6,220	$19,980	$-	$(45,282)	$(19,082)

Net loss for period ending February 28, 2019	-	-	-	-	(13,088)	(13,088)
Balance, February 28, 2019	6,220,000	$6,220	$19,980	$-	$(58,370)	$(32,170)

See accompanying notes to the financial statements.

MOVEIX INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended February 28, 2019 (unaudited)	For the nine months ended February 28, 2018 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(13,088)	$(7,921)
Changes in assets and liabilities:
Expenses paid on behalf of the company	-
Expenses paid on behalf of the company for Subscription receivable
Deposit for Inventory	-	-
Prepaid Expense	-	1,398
Depreciation Expense	750	-
Accounts Payable	-	800
CASH FLOWS USED IN OPERATING ACTIVITIES	$(12,388)	$(5,723)
CASH FLOWS FROM INVESTING ACTIVITIES
Website development and maintenance	-	(5,600)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(5,600)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital Stock	-	22,200
Expenses paid on behalf of the Company		100
Other loans	9,526	-
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	$9,562	$22,300

Net Cash Change for Period	$(2,812)	$10,977
Cash at beginning of period	2,885	-
Cash at end of Period	$73	$10,977

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the condensed financial statements.

MOVEIX INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

February 28, 2019

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

Cash and Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company had $73 in cash or cash equivalents as of February 28, 2019.

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

As reflected in the financial statements, the Company had an accumulated deficit of $58,370 and negative working capital at February 28, 2019 and a net loss of $13,088 for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – LOAN FROM DIRECTOR

As of February 28, 2019, the Company owed $11,261 to the CEO and Director for expenses paid by him on behalf of the Company. The amounts are unsecured, non-interest bearing and due on demand.

NOTE 5- OTHER LOANS

The Company entered into a loan agreement with Delta Allaince PC for the amount $6,889. All payments hereunder shall be made in US dollars. The Borrower shall be obliged to pay interest at the rate of 6 percent (%) per annum, the "Interest".  If Borrower has not paid the full amount of the loan when the final payment is due, the Lender will charge Borrower interest on the unpaid balance at 15 percent (%) per year.  This Agreement is effective March 25th   2019.  The full balance of the capital and interest shall become payable immediately if the Borrower becomes Insolvent.

NOTE 6 – STOCKHOLDER’S EQUITY

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

As of February 28, 2019, the Company’s issued and outstanding shares were at 6,220,000.

NOTE 7 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period from inception to February 28, 2019 to the Company’s effective tax rate is as follows:

	February 28, 2019	May 31, 2018
Tax benefit at U.S. statutory rate	$2,748	$6,776
Change in valuation allowance	(2,748)	(6,776)
Tax benefit, net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at November 30, 2018 are as follows:

Deferred tax assets	February 28, 2019	May 31, 2018
Net operating loss	$12,258	$9,509
Valuation allowance	(12,258)	(9,509)
Net deferred tax assets	$-	$-

The Company has approximately $58,370 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which begin to expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 - COMMITMENT & CONTINGENCIES

The Company does not own or lease any real or personal property and does not have any capital commitments.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 9, 2019 and the date that these financial statements were available to be issued.

The Company has received a loan of $3,018 from Delta Allaince PC on March 29, 2019.

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

Three and Nine Months Period Ended February 28, 2019 and February 29, 2018

Our net loss for the three months periods ended February 28, 2019 and 2018 were $4,116 and $3,294 respectively. During the three months period ended February 28, 2019 and 2018 we have not generated any revenue.

Our net loss for the nine months periods ended February 28, 2019 and February 29, 2018 were $13,088 and $7,921 respectively. During the nine months period ended February 28, 2019 we have not generated any revenue.  During the nine months period ended February 29, 2018 we have generated $1,602 in net profit.

Liquidity and Capital Resources

Three Months Period Ended February 28, 2019

As of February 28, 2019, our total assets were $4,673 consisting of Cash and cash equivalents of $73 and fixed assets of $4,600.   As of February 28, 2019, our total liabilities were $36,844 comprised of current liabilities of $1,097 for accounts payable and long-term liabilities owning to our director $11,261, customer deposit of $14,960, Informa Tech loan of $3,180 and Delta loan in the amount of $ 2,475.

Cash Flows from Operating Activities

For the nine months periods ended February 28, 2019 our net cash flows used by operating activities was ($12,388).  For the nine months periods ended February 29, 2018 our net cash flows provided by operating activities was ($5,723).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities in the nine months periods ended February 28, 2019 and ($5,600) in the nine months period ended February 29, 2018.

Cash Flows from Financing Activities

We generated $ 9,562 in cash flows from financing activities for the nine months ended February 28, 2019.  We generated $22,300 in cash flows from financing activities for the nine month period ended February 29, 2018 by issuing common stock $22,200 and expenses paid on behalf of the company of $100.

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

Dated: April 15, 2019	Moveix Inc.

By:	/s/ Alexandru Curiliuc
Name:	Alexandru Curiliuc
Title:	President