Form 10-Q
period 2021-08-31
MOVEIX INC.
filed 2021-10-12
CIK 1685766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 333-214075

MOVEIX INC

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

35-2567439

(IRS Employer Identification No.)

1185 Avenue of the Americas, 3rd Floor New York, New York 10036

646-768-8417

(Address and telephone number of registrant’s executive office)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

The number of shares outstanding of the registrant’s common stock as of October 11, 2021, was 87,230,654 shares.

MOVEIX INC.

i

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

MOVEIX

BALANCE SHEETS

(Unaudited)

	August 31,	May 31,
	2021	2021
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Notes payable-related party	$11,050	$10,925
Total current liabilities	11,050	10,925
Total liabilities	11,050	10,925

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 and -0- shares issued and outstanding as of August 31, 2021 and May 31, 2021, respectively	10,000	-
Common stock, par value $0.001, 200,000,000 shares authorized, 87,230,654 and 6,220,000 issued and outstanding as of August 31, 2021 and May 31, 2021 respectively	87,231	6,220
Additional paid in capital	215,218	31,241
Accumulated deficit	(323,499)	(48,386)
Total Stockholders’ (Deficit)	(11,050)	(10,925)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

MOVEIX

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31, 2021	August 31, 2020
Revenue	$-	$-

Operating Expenses:
Administrative expenses -related party	275,113
Total operating expenses	275,113	-
(Loss) from operations	(275,113)	-
Other expense
Other (expense) net	-	-
Income (loss) before provision for income taxes	(275,113)	-
Provision for income taxes	-	-
Net (Loss)	$(275,113)	$-

Basic and diluted earnings(loss) per common share	$(0.00)	$-

Weighted average number of shares outstanding	87,230,654	6,220,000

The accompanying notes are an integral part of these financial statements.

MOVEIX

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, May 31, 2020	-	$-	6,220,000	$6,220	$31,241	$(37,461)	$-

Net loss		-		-	-	-	-

Balance, August 31, 2020	-	$-	6,220,000	$6,220	$31,241	$(37,461)	$-

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, May 31, 2021	-	$-	6,220,000	$6,220	$31,241	$(48,386)	$(10,925)

Net loss						(275,113)	(275,113)

Issuance of preferred and common stock for services	10,000,000	10,000	81,010,654	81,011	169,789		260,800

Forgiveness of debt related party					14,188		14,188

Balance, August 31, 2021	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(323,499)	$(11,050)

The accompanying notes are an integral part of the financial statements.

MOVEIX

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31, 2021	August 31, 2020
Cash Flows From Operating Activities:
Net loss	$(275,113)	$-
Stock based compensation	250,000	-
Net cash provided by (used for) operating activities	(25,113)	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities		-

Cash Flows From Financing Activities:
Proceeds from related party loans	25,113	-
Net cash provided by (used for) financing activities	25,113	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

On July 2, 2021, as a result of a private transaction, (i) 81,010,654 shares of common stock, par value $.001 per share, and (ii) 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the “Shares”) of the Company were transferred from Custodian Ventures, LLC to Cardone Ventures, LLC (the “Purchaser”). As a result, the Purchaser became an approximately 96.7% holder of the voting rights of the issued and outstanding share capital of the Company on a fully diluted basis of the Company and became the controlling shareholder. The consideration paid for the Shares was $250,000. The source of the cash consideration for the Shares was the personal funds of the Purchaser. In connection with the transaction, David Lazar released the Company from all debts owed to him and/or Custodian Ventures, LLC.

On July 2, 2021, the existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and a Director. At the effective date of the transfer, Brandon Dawson consented to act as the new Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and a Director of the Company.

Brandon Dawson, 53, founded Sonus Corporation in 1996 and served as CEO and Chairman for seven years.  He led Sonus through a successful listing on the American Stock Exchange in 1998.   He founded Audigy Group in 2004 and remained its CEO and Chairman until July 1, 2021.  Audigy Group was acquired by GN Store Nord A/S.   He is also the co-founder of Cardone Ventures, a training and consulting company focused on helping small businesses achieve growth.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of August 31, 2021, the Company had an accumulated deficit of $323,499.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to do so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto on May 31, 2021, as presented in the Company’s Annual Report on Form 10-K filed on June 1, 2021, with the SEC.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On August 31, 2021, and May 31, 2021, the Company’s cash equivalents totaled $-0- and $-0- respectively.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – RELATED PARTY DEBT

As of August 31, 2021, and May 31, 2021, the balance of related party loans was $11,050 and $10,925 respectively. Prior to the change of control on July 2, 2021, described in Footnote 1. “Organization and Description of the Business”, the related party note loans were demand loans extended to the Company by Custodian Ventures on an interest-free basis. When Custodian Ventures sold its controlling interest in the Company to Cardone Ventures, LLC, it forgave $14,188 in related party loans. The amount of interest-free related party demand loans of $11,050 as of August 31, 2021, has been extended to the Company by Cardone Ventures.

NOTE 4 – EQUITY

Common Stock

The Company has 200,000,000 shares of $0.001 shares authorized. As of August 31, 2021, and May 31, 2021, the number of common shares issued and outstanding amounted to 87,230,564 and 6,220,000 shares, respectively. During the three months ended August 31, 2021, the Company issued 81,010,654 common shares and 10,000,000 preferred shares to Custodian Ventures for services performed. The common and preferred shares were valued at $250,000 and charged to the Company’s statement of operations as stock-based compensation.

Preferred Stock

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. As of August 31, 2021, and May 31, 2021, the number of Series A preferred shares issued and outstanding were 10,000,000 and -0- shares, respectively. The Series A Preferred stock has the following attributes:

Dividend Provisions

Subject to the rights of any existing series of Preferred Stock or to the rights of any series of Preferred Stock which may from time to time hereafter come into existence, the holders of shares of Series A Preferred Stock shall be entitled to receive dividends, out of any assets legally available therefor, upon any payment of any dividend (payable other than in Common Stock or other securities and rights convertible into or entitling the holder thereof to receive, directly or indirectly, additional shares of Common Stock of the Corporation) on the Common Stock of the Corporation, as and if declared by the Board of Directors, as if the Series A Preferred Stock had been converted into Common Stock

Redemption

The Series A Preferred Stock shares are nonredeemable other than upon the mutual agreement of the Company and the holder of shares to be redeemed, and even in such case only to the extent permitted by this Certificate of Designation, the Corporation’s Articles of Incorporation and applicable law.

Conversion Rights

Each share of Series A Preferred Stock is convertible into 10 shares of common stock

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of August 31, 2021, and May 31, 2021.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding management’s future plans for the Company, our liquidity and ability to raise capital, our business strategy, and our future operations. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, working capital sources, business strategy and plans, and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties, and risks that may cause actual results to differ materially from these forward-looking statements include the ongoing impact of the coronavirus pandemic and its negative effect on the U.S. and global economies, and our lack of an operating history and revenue. Further information on the risk factors affecting our business is contained in “Risk Factors” of our annual report on Form 10-K for the fiscal year ended May 31, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events, or otherwise.

Organizational History of the Company and Overview

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

On July 2, 2021, as a result of a private transaction, (i) 81,010,654 shares of common stock, par value $.001 per share, and (ii) 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the “Shares”) of the Company were transferred from Custodian Ventures, LLC to Cardone Ventures, LLC (the “Purchaser”). As a result, the Purchaser became an approximately 96.7% holder of the voting rights of the issued and outstanding share capital of the Company on a fully diluted basis of the Company and became the controlling shareholder. The consideration paid for the Shares was $250,000. The source of the cash consideration for the Shares was the personal funds of the Purchaser. In connection with the transaction, David Lazar released the Company from all debts owed to him and/or Custodian Ventures, LLC.

On July 2, 2021, the existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and a Director. At the effective date of the transfer, Brandon Dawson consented to act as the new Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and a Director of the Company.

The evaluation and selection of a business opportunity is a complex and uncertain process, and we have not yet identified a target operating business for acquisition. Business opportunities that we believe are in the best interests of the Company and its shareholders may be scarce, or we may be unable to obtain the businesses we identify as viable for our objectives, including due to competitive forces in the marketplace beyond our control. There can be no assurance that we will be able to locate compatible business opportunities for the Company. See –“Risk Factors” in our annual report on Form 10-K for the fiscal year ended May 31, 2021.

Plan of Operation

The Company has no operations from a continuing business other than expenditures related to running the Company as of the date of this Report. We are currently in the process of developing a business plan. Management intends to explore and identify viable business opportunities within the U.S. including seeking to acquire a business in a reverse merger. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies.

During the remainder of the fiscal year ending May 31, 2022, we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

Given our limited capital resources, we may consider a business combination with an entity that has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets, or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or a merger with, an entity that desires access to the U.S. capital markets.

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

We anticipate that the selection of a business combination will be a complex and risk-prone process. Because of general economic conditions, including unfavorable conditions caused by the coronavirus pandemic, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are a number of firms seeking business opportunities at this time at discounted rates with which we will compete. We expect that any potentially available business combinations may appear in a variety of different industries or regions and at various stages of development, all of which will likely render the task of comparative investigation and analysis of such business opportunities extremely difficult and complicated.

Once we have developed and begun to implement our business plan, management intends to fund our working capital requirements through a combination of our existing funds and future issuances of debt or equity securities. Our working capital requirements are expected to increase in line with the implementation of a business plan and commencement of operations.

Based on our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. If we are able to close a reverse merger, it is likely we will need capital as a condition of closing that acquisition. Because of the uncertainties, we cannot be certain as to how much capital we need to raise or the type of securities we will be required to issue. In connection with a reverse merger, we will be required to issue a controlling block of our securities to the target’s shareholders which will be very dilutive.

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

Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development.  Such risks for us include but are not limited to, an evolving and unpredictable business model, recognition of revenue sources, and the management of growth. To address these risks, we must, among other things, develop, implement, and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition, and results of operations.

Liquidity and Capital Resources

We have $-0- cash on hand as of October 1, 2021, and will be dependent upon loans from our new principal shareholder to remain operational.

COVID-19 Update

To date, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. The pandemic may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise. See “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended May 31, 2021, for more information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, Mr. Brandon Dawson, who is presently serving as our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the six months covered by this report that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or threatened legal actions against the Company.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVEIX INC.

Dated: October 12, 2021	By:	/s/ Brandon Dawson
Brandon Dawson
Chief Executive Officer
(Principal Executive Officer)

