Form 10-K/A
period 2021-05-31
MOVEIX INC.
filed 2022-02-23
CIK 1685766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of February 23, 2022, the Registrant had 87,230,564 shares of common stock issued and outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Moveix Inc. unless otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of the Company, as filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2021 (the “Original Filing”).

The amendment is being filed to include the Company’s audited financial statements for the year ended May 31, 2020, and to add supplemental disclosure to Part II, Item 9A. Controls and Procedures to reflect that the Company’s disclosure controls were not effective as of May 31, 2021.

In addition, the Company’s Principal Executive and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1 and 32.1).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our May 31, 2021 and 2020 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Moveix Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Moveix Inc. (the “Company”) as of May 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

February 23, 2022

MOVEIX

BALANCE SHEETS

	May 31,	May 31,
	2021	2020
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Notes payable-related party	$10,925	$-
Total current liabilities	10,925	-
Total liabilities	10,925	-

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, Par Value $0.001, 75,000,000 shares authorized 6,220,000 issued and outstanding as of May 31, 2021 and May 31, 2020, respectively	6,220	6,220
Additional paid in capital	31,241	31,241
Accumulated deficit	(48,386)	(37,461)
Total Stockholders’ (Deficit)	(10,925)	-
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

MOVEIX

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	May 31, 2021	May 31, 2020

Revenue	$-	$-

Operating Expenses:
Administrative expenses -related party	10,925	-
Total operating expenses	10,925	-
(Loss) from operations	(10,925)	-
Other expense
Other (expense) net	-	-
Income (loss) before provision for income taxes	(10,925)	-
Provision for income taxes	-	-
Net (Loss)	$(10,925)	$-

Basic and diluted earnings(loss) per common share	$(0.00)	$-

Weighted average number of shares outstanding	6,220,000	6,220,000

The accompanying notes are an integral part of these financial statements.

MOVEIX

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity
Balance, May 31, 2019	6,220,000	$6,220	$31,241	$(37,461)	$-

Net loss		-	-	-	-

Balance, May 31, 2020	6,220,000	$6,220	$31,241	$(37,461)	$-

Net loss	-	-	-	(10,925)	(10,925)
Balance, May 31, 2021	6,220,000	$6,220	$31,241	$(48,386)	$(10,925)

The accompanying notes are an integral part of the financial statements.

MOVEIX

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	May 31, 2021	May 31, 2020
Cash Flows From Operating Activities:
Net loss	$(10,925)	$-
Net cash provided by (used for) operating activities	(10,925)	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	10,925	-
Net cash provided by (used for) financing activities	10,925	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIALS STATEMENTS FOR THE

PERIOD ENDED MAY 31, 2021 and MAY 31, 2020

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On May 31, 2021 and May 31, 2020, the Company had no cash on hand.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 75,000,000 shares of $0.001 par value, common stock. As of May 31, 2021 and May 31, 2020, there were 6,220,000 shares of Common Stock issued and outstanding, respectively.

NOTE 4 – RELATED PARTY NOTES PAYABLE

All of the Company’s financing has come from its Court appointed custodian, Custodian Ventures, LLC who had loaned the Company $10,925 as of May 31, 2021 in the form of interest demand loans.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of May 31, 2021 and May 31, 2020.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that disclosure controls and procedures were not effective as of May 31, 2021.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit fees for the years ended May 31, 2020 and May 31, 2021 were $2,700 and $7,800, respectively.

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

MOVEIX INC.

Dated: February 23, 2022	By:	/s/ David Lazar
David Lazar Chief Executive Officer (Principal Executive Officer)