Form 10-KT
period 2021-12-31
MOVEIX INC.
filed 2022-03-17
CIK 1685766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _____________

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from June 1, 2021 to December 31, 2021

COMMISSION FILE NO. 333-214075

MOVEIX INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

6770

(Primary Standard Industrial Classification Code Number)

35-2567439

(IRS Employer Identification No.)

4800 N. Scottsdale Road, Suite 550 Scottsdale, Arizona 85251 503 536-0997

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was not applicable due to the lack of a trading market for the Company’s stock.

As of March 17, 2022 the Registrant had 87,230,654 shares of common stock issued and outstanding.

i

EXPLANATORY NOTE REGARDING THE TRANSITION PERIOD

On January 7, 2022, the Board of Directors of the Company approved a change to its fiscal year-end from May 31 to December 31. The change in the fiscal year became effective for the Company’s 2021 fiscal year, which began June 1, 2021 and ended December 31, 2021. Accordingly, the Company is filing this transition report on Form 10-KT for the seven months from June 1, 2021, through December 31, 2021, within the time prescribed by the SEC.

ii

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

Description of Business

Moveix Inc. (“the Company”, “we” “us’) was incorporated in the State of Nevada on May 5, 2016.

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

The Company’s fiscal year-end is December 31.

The Company was dormant April 15, 2019 through the period ended December 31, 2020.

On December 31, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A-20-825360-B, Custodian Ventures LLC (“Custodian”) was appointed custodian of the Company.

On December 31, 2020, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer, and Chairman of the Board of Directors.

David Lazar, 30, was the CEO and Chairman of the Company since July 14, 2020. David Lazar is a private investor. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales, and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. David has a diverse knowledge of financial, legal, and operations management; public company management, accounting, audit preparation, due diligence reviews, and SEC regulations.

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

On July 2, 2021 David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and a Director. At the effective date of the transfer, Brandon Dawson consented to act as the new Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and a Director of the Company.

Brandon Dawson, 53, founded Sonus Corporation in 1996 and served as CEO and Chairman for seven years. He led Sonus through a successful listing on the American Stock Exchange in 1998. He founded Audigy Group in 2004 and remained its CEO and Chairman until July 1, 2021. Audigy Group was acquired by GN Store Nord A/S. He is also the co-founder of Cardone Ventures formed in 2019, a training and consulting company focused on helping small businesses achieve growth. Mr. Dawson also serves as the chairman of the board of Advanced Medical Integration.

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

Because we are dependent upon Brandon Dawson, our Chief Executive Officer and sole director to manage and oversee our Company, the loss of him could adversely affect our plan and results of operations.

We currently have a sole director and officer, Brandon Dawson, who manages the Company and is presently evaluating a viable plan for our future operations. We will rely solely on his judgment in connection with selecting a target company and the terms and structure of any resulting business combination. The loss of our Chief Executive Officer, could delay or prevent the achievement of our business objectives, which could have a material adverse effect upon our results of operations and financial position. Further, because Mr. Dawson serves as Chief Executive Officer and sole director and also holds a controlling interest in the Company’s Common Stock, our other shareholders will have limited ability to influence the Company’s direction or management.

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

Our Chief Executive Officer, Mr. Dawson, is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between managing the Company and other businesses in which he is or may be involved. We do not intend to have any employees prior to the consummation of a business combination. Mr. Dawson is not obligated to contribute any specific number of hours to our affairs, and he may engage in other business endeavors while he provides consulting services to the Company. If any of his other business affairs require him to devote substantial amounts of time to such matters, it could materially limit his ability to devote his time and attention to our business which could have a negative impact on our ability to consummate a business combination or generate revenue.

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

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. Further, Mr. Dawson, our Chief Executive Officer and sole director, owns the vast majority of our outstanding Common Stock. Accordingly, our shareholders will be relying almost exclusively on the judgement of our board of directors (“Board”) and Chief Executive Officer and any persons on whom they may rely with respect to a potential business combination. In order to develop and implement our business plan, may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

The Company’s principal business and corporate address is 234 E. Beech St. Long Beach, New York 11561

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

Holders

As of December 31, 2021 there were 33 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is VStock Transfer, 18 Lafayette Place, Woodmere, New York 11598, 212-828-8436.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Moveix Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Moveix Inc. (the "Company") as of December 31, 2021 and May 31, 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and May 31, 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

March 17, 2022

MOVEIX
BALANCE SHEETS

	December 31,	May 31,
	2021	2021
ASSETS
Total Assets	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$1,959	$—
Notes payable-related party	15,355	10,925
Total current liabilities	17,314	10,925
Total liabilities	17,314	10,925

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 and -0- shares issued and outstanding as of December 31, 2021 and May 31, 2021, respectively	10,000	—
Common stock, par value $0.001, 200,000,000 shares authorized, 87,230,654 and 6,220,000 issued and outstanding as of December 31, 2021 and May 31, 2021 respectively	87,231	6,220
Additional paid in capital	215,218	31,241
Accumulated deficit	(329,763)	(48,386)
Total Stockholders’ (Deficit)	(17,314)	(10,925)
Total Liabilities and Stockholders’ (Equity)	$—	$—

The accompanying notes are an integral part of these financial statements.

MOVEIX
STATEMENTS OF OPERATIONS

	Seven Months	Year
	Ended	Ended
	December 31,	May 31,
	2021	2021
Revenue	$—	$—

Operating Expenses:
Administrative expenses -related party	31,377	10,925
Stock- based compensation -related party	250,000	—
Total operating expenses	281,377	10,925
(Loss) from operations	(281,377)	(10,925)
Other expense
Other (expense) net	—	—
Income (loss) before provision for income taxes	(281,377)	(10,925)
Provision for income taxes	—	—
Net (Loss)	$(281,377)	$(10,925)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	87,230,654	6,220,000

The accompanying notes are an integral part of these financial statements.

MOVEIX
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, May 31, 2020	—	$—	6,220,000	$6,220	$31,241	$(37,461)	$—

Net loss		—		—	—	(10,925)	(10,925)

Balance, May 31, 2021	—	$—	6,220,000	$6,220	$31,241	$(48,386)	$(10,925)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, May 31, 2021	—	$—	6,220,000	$6,220	$31,241	$(48,386)	$(10,925)

Issuance of preferred and common stock for services	10,000,000	10,000	81,010,654	81,011	169,789		260,800

Forgiveness of debt related party					14,188		14,188

Net loss						(281,377)	(281,377)

Balance, December 31, 2021	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(329,763)	$(17,314)

The accompanying notes are an integral part of these financial statements.

MOVEIX
STATEMENTS OF CASH FLOWS

	Seven Months	Year
	Ended	Ended
	December 31,	May 31,
	2021	2021

Cash Flows From Operating Activities:
Net loss	$(281,377)	$(10,925)
Accounts payable	1,959
Stock based compensation	250,000
Net cash provided by (used for) operating activities	(29,418)	(10,925)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities		—

Cash Flows From Financing Activities:
Proceeds from related party loans	29,418	10,925
Net cash provided by (used for) financing activities	29,418	10,925

Net Increase (Decrease) In Cash	—	—
Cash At The Beginning Of The Period	—	—
Cash At The End Of The Period	$—	$—

Supplemental disclosure of cash flow information:
Forgiveness of debt by related party	$14,188	$—

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIALS STATEMENTS FOR THE

PERIOD ENDED DECEMBER 31, 2021

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

The Company’s fiscal year-end is December 31.

The Company was dormant between April 15, 2019 and December 31, 2020.

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

On July 2, 2021, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and a Director. At the effective date of the transfer, Brandon Dawson consented to act as the new Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and a Director of the Company.

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

Change of Year End

On January 7, 2022, the Board of Directors of the Company approved a change to its fiscal year-end from May 31 to December 31. The change in the fiscal year became effective for the Company’s 2021 fiscal year, which began June 1, 2021, and ended December 31, 2021. Accordingly, the Company is filing this transition report on Form 10-KT for the seven months from June 1, 2021, through December 31, 2021.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of December 31, 2021, the Company had an accumulated deficit of $329,763. The Company’s principal sources of liquidity have been cash provided from related parties. The Company’s operating results for future periods are subject to numerous uncertainties. Thiss raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2021, and May 31, 2021, the Company’s cash equivalents totaled $-0- and $-0- respectively.

Income taxes

The Company accounts for income taxes under FASB ASC 740, ”Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, ”Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

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

NOTE 3 – RELATED PARTY DEBT

As of December 31, 2021, and May 31, 2021 the balance of related party loans was $15,355 and $10,925 respectively. Prior to the change of control on July 2, 2021, described in Footnote 1. “Organization and Description of the Business”, the related party note loans were demand loans extended to the Company by Custodian Ventures on an interest-free basis. When Custodian Ventures sold its controlling interest in the Company to Cardone Ventures, LLC, it forgave $14,188 in related party loans. The amount of interest-free related party demand loans of $15,355 as of December 31, 2021, has been extended to the Company by Cardone Ventures.

NOTE 4 – EQUITY

Common Stock

The Company has 200,000,000 shares of $0.001 shares authorized. As of December 31, 2021, and May 31, 2021, the number of common shares issued and outstanding amounted to 87,230,564 and 6,220,000 shares, respectively. During the three months ended August 31, 2021, the Company issued 81,010,654 common shares and 10,000,000 preferred shares to Custodian Ventures for services performed. The common and preferred shares were valued at $250,000 based upon the estimated fair market value of comparable reporting shell companies, and charged to the Company’s statement of operations as stock-based compensation.

Preferred Stock

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. As of December 31, 2021, and May 31, 2021, the number of Series A preferred shares issued and outstanding were 10,000,000 and -0- shares, respectively. The Series A Preferred stock has the following attributes:

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

Conversion Rights

Each share of Series A Preferred Stock is convertible into 10 shares of common stock

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of December 31, 2021, and May 31, 2021.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that disclosure controls an procedures were not effective as of December 31, 2021

Management’s Report on Internal Control over Financial Reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

●	The Company does not have sufficient segregation of duties within accounting functions due to only having one officer and limited resources.

●	The Company does not have an independent board of directors or an audit committee.

●	The Company does not have written documentation of our internal control policies and procedures.
Issuance of preferred and common stock
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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Brandon Dawson	53	Director, Chief Executive Officer, Treasurer, and Secretary

Brandon Dawson, 53, founded Sonus Corporation in 1996 and served as CEO and Chairman for seven years.  He led Sonus through a successful listing on the American Stock Exchange in 1998.   He founded Audigy Group in 2004 and remained its CEO and Chairman until July 1, 2021.  Audigy Group was acquired by GN Store Nord A/S.   He is also the co-founder of Cardone Ventures formed in 2019, a training and consulting company focused on helping small businesses achieve growth.   Mr. Dawson also serves as the chairman of the board of Advanced Medical Integration.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended December 31, 2021 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2021 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of March 1, 2022, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 87,230,654 shares outstanding.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock

Cardone Ventures (a) Brandon Dawson, Managing Director	Common Stock	81,010,654	92.9%

(a) Additionally, Cardone Ventures owns 10,000,000 shares or 100% of the Company authorized Preferred Stock. This Preferred is convertible into common shares at a ratio of 10 common for each share of Preferred Stock. If the preferred stock was converted Cardone’s ownership when combined with its current holdings of common stock would increase its ownership to 96.7%

DIRECTORS AND OFFICERS – TOTAL (One Officer and Director)	Common Stock	81,010,654	92.9%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

December 31, 2021
Audit fees	$—
Total fees paid or accrued to our principal accountant	$—

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document (furnished herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVEIX INC.

Dated: March 17, 2022	By:	/s/ Brandon Dawson
Brandon Dawson Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)