Form 10-Q
period 2022-03-31
MOVEIX INC.
filed 2022-05-16
CIK 1685766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock as of May 16, 2022 was 87,230,654 shares.

MOVEIX INC.

i

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

MOVEIX

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$1,773	$1,959
Notes payable-related party	31,787	15,355
Total current liabilities	33,560	17,314
Total liabilities	33,560	17,314

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding as of March 31, 2022 and December 31, 2021	10,000	10,000
Common stock, par value $0.001, 200,000,000 shares authorized, 87,230,654 issued and outstanding as of March 31, 2022 and December 31, 2021	87,231	87,231
Additional paid in capital	215,218	215,218
Accumulated deficit	(346,009)	(329,763)
Total Stockholders’ (Deficit)	(33,560)	(17,314)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

MOVEIX

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Revenue	$-	$-

Operating Expenses:
Administrative expenses -related party	16,246	5,605
Total operating expenses	16,246	5,605
(Loss) from operations	(16,246)	(5,605)
Other (expense) net	-	-
Income (loss) before provision for income taxes	(16,246)	(5,605)
Provision for income taxes	-	-
Net (Loss)	$(16,246)	$(5,605)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	87,230,654	6,220,000

The accompanying notes are an integral part of these financial statements.

MOVEIX

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020	-	$-	6,220,000	$6,220	$31,241	$(37,461)	$-

Net loss		-		-	-	(5,605)	(5,605)

Balance, March 31, 2021	-	$-	6,220,000	$6,220	$31,241	$(43,066)	$(5,605)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2021	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(329,763)	$(17,314)

Net loss		-		-	-	(16,246)	(16,246)

Balance, March 31, 2022	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(346,009)	$(33,560)

The accompanying notes are an integral part of the financial statements.

MOVEIX

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months	Three months
	Ended	Ended
	March 31,	March 31,
	2022	2021

Cash Flows From Operating Activities:
Net loss	$(16,246)	$(5,605)
Accounts payable	-	-
Net cash provided by (used for) operating activities	(16,246)	(5,605)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities

Cash Flows From Financing Activities:
Proceeds from related party loans	16,246	5,605
Net cash provided by (used for) financing activities	16,246	5,605

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Moveix Inc.(“the Company,” “we” “us’) was incorporated in the State of Nevada on May 5, 2016.

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

On January 7, 2022, the Board of Directors of the Company approved a change to its fiscal year-end from May 31 to December 31. The change in the fiscal year became effective for the Company’s 2021 fiscal year, which began June 1, 2021 and ended December 31, 2021. Accordingly, the Company transition report on Form 10-KT for the seven months from June 1, 2021, through December 31, 2021, within the time prescribed by the SEC.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of March 31, 2022, the Company had an accumulated deficit of $346,009, and no cash on hand.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto on December 31, 2021, as presented in the Company’s Annual Report on Form 10-K filed on June 1, 2021, with the SEC.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2022, and December 31, 2021, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – RELATED PARTY DEBT

As of March 31, 2022, and December 31, 2021, the balance of related party loans was $31,787 and $15,355 respectively. Prior to the change of control on July 2, 2021, described in Footnote 1. “Organization and Description of the Business”, the related party note loans were demand loans extended to the Company by Custodian Ventures on an interest-free basis. When Custodian Ventures sold its controlling interest in the Company to Cardone Ventures, LLC, it forgave $14,188 in related party loans. The amount of interest-free related party demand loans of $ as of March 31, 2022, has been extended to the Company by Cardone Ventures.

NOTE 4 – EQUITY

Common Stock

The Company has 200,000,000 shares of $0.001 shares authorized. As of March 31, 2022, and December 31, 2021, the number of common shares issued and outstanding amounted to 87,230,654 and 87,230,654 shares, respectively.

Preferred Stock

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. As of March 31, 2022, and December 31, 2021, the number of Series A preferred shares issued and outstanding were 10,000,000 and 10,000,000 shares, respectively. The Series A Preferred stock has the following attributes:

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

Conversion Rights

Each share of Series A Preferred Stock is convertible into 10 shares of common stock

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of March 31, 2022, and December 31, 2021.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties, and risks that may cause actual results to differ materially from these forward-looking statements include the ongoing impact of the coronavirus pandemic and its negative effect on the U.S. and global economies, and our lack of an operating history and revenue. Further information on the risk factors affecting our business is contained in “Risk Factors” of our annual report on Form 10-KT for the fiscal year ended December 31, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events, or otherwise.

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

The evaluation and selection of a business opportunity is a complex and uncertain process, and we have not yet identified a target operating business for acquisition. Business opportunities that we believe are in the best interests of the Company and its shareholders may be scarce, or we may be unable to obtain the businesses we identify as viable for our objectives, including due to competitive forces in the marketplace beyond our control. There can be no assurance that we will be able to locate compatible business opportunities for the Company. See –”Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

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

During the remainder of the fiscal year ending December 31, 2022, we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

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

Liquidity and Capital Resources

We have $-0- cash on hand as of March 31, 2022, and will be dependent upon loans from our new principal shareholder to remain operational.

COVID-19 Update

To date, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. The pandemic may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise. See “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2021 for more information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, Mr. Brandon Dawson, who is presently serving as our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting. Our disclosure controls and procedures were not effective as of March 31, 2022.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months covered by this report that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Our internal controls over financial reporting were not effective as of March 31, 2022.

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

MOVEIX INC.

Dated: May 16, 2022	By:	/s/ Brandon Dawson
Brandon Dawson
Chief Executive Officer
(Principal Executive Officer)