Form 10-Q
period 2022-09-30
MOVEIX INC.
filed 2022-10-27
CIK 1685766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

The number of shares outstanding of the registrant’s common stock as of October 27, 2022 was 87,230,654 shares.

MOVEIX INC.

i

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

MOVEIX

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$-	$1,959
Notes payable-related party	49,706	15,355
Total current liabilities	49,706	17,314
Total liabilities	49,706	17,314

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding as of September 30, 2022 and December 31, 2021	10,000	10,000
Common stock, par value $0.001, 200,000,000 shares authorized, 87,230,654 issued and outstanding as of September 30, 2022 and December 31, 2021	87,231	87,231
Additional paid in capital	215,218	215,218
Accumulated deficit	(362,155)	(329,763)
Total Stockholders’ (Deficit)	(49,706)	(17,314)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

MOVEIX

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended	Three months Ended	Nine months Ended	Nine Months Ended
	September 30,	September 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses -related party	5,600	275,113	32,392	311,150
Total operating expenses	5,600	275,113	32,392	311,150
(Loss) from operations	(5,600)	(275,113)	(32,392)	(311,150)
Other expense
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(5,600)	(275,113)	(32,392)	(311,150)
Provision for income taxes	-	-	-	-
Net (Loss)	$(5,600)	$(275,113)	$(32,392)	$(311,150)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.04)	$(0.00)	$(0.05)

Weighted average number of shares outstanding	87,230,654	6,220,000	87,230,654	6,220,000

The accompanying notes are an integral part of these financial statements.

MOVEIX

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020	-	$-	6,220,000	$6,220	$31,241	$(37,461)	$-

Net loss		-		-	-	(36,038)	(36,038)

Balance, June 30, 2021	-	$-	6,220,000	$6,220	$31,241	$(73,499)	$(36,038)

Net loss						(275,113)	(275,113)

Issuance of preferred and common stock for services	10,000,000	10,000	81,010,654	81,011	169,789		260,800

Forgiveness of debt related party					14,188		14,188

Balance, September 30, 2021	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(348,611)	$(36,163)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2021	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(329,763)	$(17,314)

Net loss		-		-	-	(26,792)	(26,792)

Balance, June 30, 2022	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(356,555)	$(44,106)

Net loss		-		-	-	(5,600)	(5,600)

Balance, September 30, 2022	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(362,155)	$(49,706)

The accompanying notes are an integral part of the financial statements.

MOVEIX

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended	Nine months Ended
	September 30,	September 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(32,392)	$(311,150)
Stock based compensation	-	250,000
Net cash used in operating activities	(32,392)	(61,150)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities

Cash Flows From Financing Activities:
Proceeds from related party loans	32,392	61,150
Net cash provided by financing activities	32,392	61,150

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Moveix Inc. (“the Company,” “we” “us’) was incorporated in the State of Nevada on May 5, 2016.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of September 30, 2022, the Company had an accumulated deficit of $362,155, and no cash on hand.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2022, and December 31, 2021, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – RELATED PARTY DEBT

As of September 30, 2022, and December 31, 2021, the balance of related party loans was $49,706 and $15,355 respectively. Prior to the change of control on July 2, 2021, described in Footnote 1. “Organization and Description of the Business”, the related party note loans were demand loans extended to the Company by Custodian Ventures on an interest-free basis. When Custodian Ventures sold its controlling interest in the Company to Cardone Ventures, LLC, it forgave $14,188 in related party loans. The amount of interest-free related party demand loans of $49,706 as of September 30, 2022, has been extended to the Company by Cardone Ventures.

NOTE 4 – EQUITY

Common Stock

The Company has 200,000,000 shares of $0.001 shares authorized. As of September 30, 2022, and December 31, 2021, the number of common shares issued and outstanding amounted to 87,230,654 and 87,230,654 shares, respectively.

Preferred Stock

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. As of September 30, 2022, and December 31, 2021, the number of Series A preferred shares issued and outstanding were 10,000,000 and 10,000,000 shares, respectively. The Series A Preferred stock has the following attributes:

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

Conversion Rights

Each share of Series A Preferred Stock is convertible into 10 shares of common stock

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of September 30, 2022, and December 31, 2021.

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

Liquidity and Capital Resources

We have $-0- cash on hand as of September 30, 2022, and will be dependent upon loans from our new principal shareholder to remain operational.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, Mr. Brandon Dawson, who is presently serving as our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting. Our disclosure controls and procedures were not effective as of September 30, 2022.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months covered by this report that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Our internal controls over financial reporting were not effective as of September 30, 2022.

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

MOVEIX INC.

Dated: October 27, 2022	By:	/s/ Brandon Dawson
Brandon Dawson
Chief Executive Officer
(Principal Executive Officer)