Form 10-K
period 2022-12-31
MOVEIX INC.
filed 2023-03-29
CIK 1685766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

COMMISSION FILE NO. 333-214075

MOVEIX INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

6770

(Primary Standard Industrial Classification Code Number)

35-2567439

(IRS Employer Identification No.)

4800 N. Scottsdale Road, Suite 550
Scottsdale, Arizona 85251
(503) 536-0997

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was not applicable due to the lack of a trading market for the Company’s stock.

As of March 29, 2023 the Registrant had 87,230,654 shares of common stock issued and outstanding.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this annual report, the terms “we,” “us”, “our”, “the Company”, mean Moveix Inc. unless otherwise indicated.

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

The investigation of each specific target business and any subsequent negotiation and drafting of related agreements, SEC disclosure and other documents will require substantial amounts of management’s time, attention, and material additional costs in connection with outsourced services from accountants, attorneys, and other professionals. We will likely expend significant time and resources searching for, conducting due diligence on, and negotiating transaction terms in connection with a proposed business combination that may not ultimately come to fruition. In such event, all of the time and capital resources expended by the Company in such a pursuit may be lost and unrecoverable by the Company or its shareholders. Unanticipated issues which may be beyond our control or that of the seller of the applicable business may arise that force us to terminate discussions with a target company, such as the target’s failure or inability to provide adequate documentation to assist in our investigation, a party’s failure to obtain required waivers or consents to consummate the transaction as required by the inability to obtain the required audits, applicable laws, charter documents and agreements, the appearance of a competitive bid from another prospective purchaser, or the seller’s inability to maintain its operations for a sufficient time to allow the transaction to close. Such risks are inherent in any search for a new business and investors should be aware of them before investing in an enterprise such as ours.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

The Company’s principal business and corporate address is 4800 N. Scottsdale Road, Suite 550 Scottsdale, Arizona 85251.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock is not listed on any securities exchange and is quoted on the OTC Pink Market under the symbol “MVXM” Because our Common Stock is not listed on a securities exchange and its quotations on OTC Pink are limited and sporadic, there is currently no established public trading market for our Common Stock.

Holders

As of December 31, 2022 there were 33 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is VStock Transfer, 18 Lafayette Place, Woodmere, New York 11598, 212-828-8436.

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

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from continuing operations as of the date of this Report.

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

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12-month period we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

Given our limited capital resources, we may consider a business combination with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity which desires access to the U.S. capital markets.

As of the date of this Report, our management has not had any discussions with any representative of any other entity regarding a potential business combination. Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Moveix Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Moveix Inc. (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the two years in the period ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

March 29, 2023

MOVEIX

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$-	$1,959
Notes payable-related party	57,055	15,355
Total current liabilities	57,055	17,314
Total liabilities	57,055	17,314

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding as of December 31, 2022 and December 31, 2021	10,000	10,000
Common stock, par value $0.001, 200,000,000 shares authorized, 87,230,654 issued and outstanding as of December 31, 2022 and December 31, 2021	87,231	87,231
Additional paid in capital	215,218	215,218
Accumulated deficit	(369,504)	(329,763)
Total Stockholders’ (Deficit)	(57,055)	(17,314)
Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

MOVEIX

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Revenue	$-	$-

Operating Expenses:
Administrative expenses -related party	39,741	292,302
Total operating expenses	39,741	292,302
(Loss) from operations	(39,741)	(292,302)
Other expense
Other (expense) net	-	-
Income (loss) before provision for income taxes	(39,741)	(292,302)
Provision for income taxes	-	-
Net (Loss)	$(39,741)	$(292,302)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	87,230,654	87,230,654

The accompanying notes are an integral part of these financial statements.

MOVEIX

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020	-	$-	6,220,000	$6,220	$31,241	$(37,461)	$-

Net loss						(292,302)	(292,302)

Issuance of preferred and common stock for services	10,000,000	10,000	81,010,654	81,011	169,789		260,800

Forgiveness of debt related party					14,188		14,188

Balance, December 31, 2021	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(329,763)	$(17,314)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2021	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(329,763)	$(17,314)

Net loss		-		-	-	(39,741)	(39,741)

Balance, December 31, 2022	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(369,504)	$(57,055)

The accompanying notes are an integral part of these financial statements.

MOVEIX

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(39,741)	$(292,302)
Stock based compensation	-	250,000
Net cash used in operating activities	(39,741)	(42,302)

Cash Flows From Financing Activities:
Proceeds from related party loans	39,741	42,302
Net cash provided by financing activities	39,741	42,302

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIALS STATEMENTS FOR THE

PERIOD ENDED DECEMBER 31, 2022

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of December 31, 2022, the Company had an accumulated deficit of $369,504. The Company’s principal sources of liquidity have been cash provided from related parties. The Company’s operating results for future periods are subject to numerous uncertainties. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2022, and December 31, 2021, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – RELATED PARTY DEBT

As of December 31, 2022, and December 31, 2021, the balance of related party loans was $57,055 and $15,355, respectively. Prior to the change of control on July 2, 2021, described in Footnote 1. “Organization and Description of the Business,” the related party note loans were demand loans extended to the Company by Custodian Ventures on an interest-free basis. When Custodian Ventures sold its controlling interest in the Company to Cardone Ventures, LLC, it forgave $14,188 in related party loans. The amount of interest-free related party demand loans of $57,055 as of December 31, 2022, has been extended to the Company by Cardone Ventures.

NOTE 4 – EQUITY

Common Stock

The Company has 200,000,000 shares of $0.001 shares authorized. As of December 31, 2022, and December 31, 2021, the number of common shares issued and outstanding amounted to 87,230,564 and 87,230,564 shares, respectively.

Preferred Stock

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. As of December 31, 2022, and December 31, 2022, the number of Series A preferred shares issued and outstanding were 10,000,000 and -0- shares, respectively. The Series A Preferred stock has the following attributes:

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

Conversion Rights

Each share of Series A Preferred Stock is convertible into 10 shares of common stock

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of December 31, 2022, and December 31, 2021.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that disclosure controls an procedures were not effective as of December 31, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

●	The Company does not have sufficient segregation of duties within accounting functions due to only having one officer and limited resources.

●	The Company does not have an independent board of directors or an audit committee.

●	The Company does not have written documentation of our internal control policies and procedures.

●	Issuance of preferred and common stock

●	All of the Company’s financial reporting is carried out by a financial consultant.

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger or similar business acquisition.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the year December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Brandon Dawson	54	Director, Chief Executive Officer, Treasurer, and Secretary

Brandon Dawson, 54, founded Sonus Corporation in 1996 and served as CEO and Chairman for seven years. He led Sonus through a successful listing on the American Stock Exchange in 1998. He founded Audigy Group in 2004 and remained its CEO and Chairman until July 1, 2021. Audigy Group was acquired by GN Store Nord A/S. He is also the co-founder of Cardone Ventures formed in 2019, a training and consulting company focused on helping small businesses achieve growth. Mr. Dawson also serves as the chairman of the board of Advanced Medical Integration.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended December 31, 2022 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2022 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2022, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 87,230,654 shares outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

December 31, 2022
Audit fees	$33,550
Total fees paid or accrued to our principal accountant	$33,550

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document (furnished herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVEIX INC.

Dated: March 29, 2023	By:	/s/ Brandon Dawson
Brandon Dawson Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)