Form 10-Q
period 2023-03-31
MOVEIX INC.
filed 2023-05-15
CIK 1685766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s common stock as of May 15, 2023 was 87,230,654 shares.

MOVEIX INC.

i

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

MOVEIX

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$-	$-
Notes payable-related party	82,055	57,055
Total current liabilities	82,055	57,055
Total liabilities	82,055	57,055

Commitments and Contingencies	-	-

Stockholders’ (Deficit)
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding as of March 31, 2023, and December 31, 2022	10,000	10,000
Common stock, par value $0.001, 200,000,000 shares authorized, 87,230,654 issued and outstanding as of March 31, 2023, and December 31, 2022	87,231	87,231
Additional paid in capital	215,218	215,218
Accumulated deficit	(394,504)	(369,504)
Total Stockholders’ (Deficit)	(82,055)	(57,055)
Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

MOVEIX

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Revenue	$-	$-

Operating Expenses:
Administrative expenses -related party	25,000	16,246
Total operating expenses	25,000	16,246
(Loss) from operations	(25,000)	(16,246)
Other expense
Other (expense) net	-	-
Income (loss) before provision for income taxes	(25,000)	(16,246)
Provision for income taxes	-	-
Net (Loss)	$(25,000)	$(16,246)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	87,230,654	87,230,654

The accompanying notes are an integral part of these unaudited financial statements.

MOVEIX

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

(Unaudited)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2021	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(329,763)	$(17,314)

Net loss		-		-	-	(16,246)	(16,246)

Balance, March 31, 2022	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(346,009)	$(33,560)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2022	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(369,504)	$(57,055)

Net loss		-		-	-	(25,000)	(25,000)

Balance, March 31, 2023	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(394,504)	$(82,055)

The accompanying notes are an integral part of these unaudited financial statements.

MOVEIX

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(25,000)	$(16,246)
Net cash (used in) operating activities	(25,000)	(16,246)

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	25,000	16,246
Net cash provided by financing activities	25,000	16,246

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of March 31, 2023, the Company had an accumulated deficit of $394,504, and no cash on hand.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2023, and December 31, 2021, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – RELATED PARTY DEBT

As of March 31, 2023, and December 31, 2022, the balance of related party loans was $82,055 and $57,055 respectively. Prior to the change of control on July 2, 2021, described in Footnote 1. “Organization and Description of the Business”, the related party note loans were demand loans extended to the Company by Custodian Ventures on an interest-free basis. When Custodian Ventures sold its controlling interest in the Company to Cardone Ventures, LLC, it forgave $14,188 in related party loans. The amount of interest-free related party demand loans of $82,055 as of March 31, 2023, has been extended to the Company by Cardone Ventures.

NOTE 4 – EQUITY

Common Stock

The Company has 200,000,000 shares of $0.001 shares authorized. As of March 31, 2023, and December 31, 2022, the number of common shares issued and outstanding amounted to 87,230,654 and 87,230,654 shares, respectively.

Preferred Stock

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. As of March 31, 2023, and December 31, 2022, the number of Series A preferred shares issued and outstanding were 10,000,000 and 10,000,000 shares, respectively. The Series A Preferred stock has the following attributes:

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

Conversion Rights

Each share of Series A Preferred Stock is convertible into 10 shares of common stock

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of March 31, 2023, and December 31, 2022.

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

Liquidity and Capital Resources

We have $-0- cash on hand as of March 31, 2023, and will be dependent upon loans from our new principal shareholder to remain operational.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, Mr. Brandon Dawson, who is presently serving as our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting. Our disclosure controls and procedures were not effective as of March 31, 2023.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months covered by this report that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Our internal controls over financial reporting were not effective as of March 31, 2023.

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

MOVEIX INC.

May 15, 2023	By:	/s/ Brandon Dawson
Brandon Dawson
Chief Executive Officer
(Principal Executive Officer)