Form 10-K
period 2023-12-31
MOVEIX INC.
filed 2024-04-01
CIK 1685766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐   No ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was not applicable due to the lack of a trading market for the Company’s stock.

As of April 1, 2024 the Registrant had 87,230,654 shares of common stock issued and outstanding.

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

Holders

As of April 1, 2024 there were 33 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is VStock Transfer, 18 Lafayette Place, Woodmere, New York 11598, 212-828-8436.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2023 condensed financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The condensed financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Moveix Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Moveix Inc. (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the two years in the period ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

April 1, 2024

MOVEIX
CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Prepaid expenses	$5,500	$-
Total Assets	$5,500	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$-	$-
Notes payable-related party	114,465	57,055
Total current liabilities	114,465	57,055
Total liabilities	114,465	57,055

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding as of December 31, 2023 and December 31, 2022	10,000	10,000
Common stock, par value $0.001, 200,000,000 shares authorized, 87,230,654 issued and outstanding as of December 31, 2023 and December 31, 2022	87,231	87,231
Additional paid in capital	215,218	215,218
Accumulated deficit	(421,414)	(369,504)
Total Stockholders’ (Deficit)	(108,965)	(57,055)
Total Liabilities and Stockholders’ (Equity)	$5,500	$-

The accompanying notes are an integral part of these condensed financial statements.

MOVEIX
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Revenue	$-	$-

Operating Expenses:
Administrative expenses-related party	51,910	39,741
Total operating expenses	51,910	39,741
(Loss) from operations	(51,910)	(39,741)
Other expense
Other (expense) net	-	-
Income (loss) before provision for income taxes	(51,910)	(39,741)
Provision for income taxes	-	-
Net (Loss)	$(51,910)	$(39,741)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	87,230,654	87,230,654

The accompanying notes are an integral part of these condensed financial statements.

MOVEIX

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2021	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(329,763)	$(17,314)

Net loss		-		-	-	(39,741)	(39,741)

Balance, December 31, 2022	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(369,504)	$(57,055)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2022	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(369,504)	$(57,055)

Net loss		-		-	-	(51,910)	(51,910)

Balance, December 31, 2023	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(421,414)	$(108,965)

The accompanying notes are an integral part of these condensed financial statements.

MOVEIX

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(51,910)	$(39,741)
Net cash (used in) operating activities	(51,910)	(39,741)

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	51,910	39,741
Net cash provided by financing activities	51,910	39,741

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO FINANCIALS STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2023 AND 2022

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of condensed financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these condensed financial condensed statements. As of December 31, 2023, the Company had an accumulated deficit of $421,414. The Company’s principal sources of liquidity have been cash provided from related parties. The Company’s operating results for future periods are subject to numerous uncertainties. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans.

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these condensed financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2023, and December 31, 2022, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – RELATED PARTY DEBT

As of December 31, 2023, and December 31, 2022, the balance of related party loans was $114,465 and $57,055, respectively. Prior to the change of control on July 2, 2021, described in Footnote 1. “Organization and Description of the Business,” the related party note loans were demand loans extended to the Company by Custodian Ventures on an interest-free basis. When Custodian Ventures sold its controlling interest in the Company to Cardone Ventures, LLC, it forgave $14,188 in related party loans. The amount of interest-free related party demand loans of $114,465 as of December 31, 2023, has been extended to the Company by Cardone Ventures.

NOTE 4 – EQUITY

Common Stock

The Company has 200,000,000 shares of $0.001 shares authorized. As of December 31, 2023, and December 31, 2022, the number of common shares issued and outstanding amounted to 87,230,564 and 87,230,564 shares, respectively.

Preferred Stock

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. As of December 31, 2023, and December 31, 2023, the number of Series A preferred shares issued and outstanding were 10,000,000 and -0- shares, respectively. The Series A Preferred stock has the following attributes:

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

Conversion Rights

Each share of Series A Preferred Stock is convertible into 10 shares of common stock

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of December 31, 2023, and December 31, 2022.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the condensed financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these condensed financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that disclosure controls an procedures were not effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of condensed financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the condensed financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the year December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Brandon Dawson	55	Director, Chief Executive Officer, Treasurer, and Secretary

Brandon Dawson, 55, founded Sonus Corporation in 1996 and served as CEO and Chairman for seven years. He led Sonus through a successful listing on the American Stock Exchange in 1998. He founded Audigy Group in 2004 and remained its CEO and Chairman until July 1, 2021. Audigy Group was acquired by GN Store Nord A/S. He is also the co-founder of Cardone Ventures formed in 2019, a training and consulting company focused on helping small businesses achieve growth. Mr. Dawson also serves as the chairman of the board of Advanced Medical Integration.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended December 31, 2023 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2023 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2023, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 87,230,654 shares outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	December 31, 2023	December 31, 2022
Audit fees	$38,550	$33,550
Total fees paid or accrued to our principal accountant	$38,550	$33,550

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document (furnished herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVEIX INC.

Dated: April 1, 2024	By:	/s/ Brandon Dawson
Brandon Dawson Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)