Form 10-Q
period 2024-03-31
MOVEIX INC.
filed 2024-05-01
CIK 1685766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2024 was 87,230,654 shares.

MOVEIX INC.

i

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MOVEIX

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Prepaid expenses	$-	$5,500
Total Assets	$-	$5,500

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$-	$-
Notes payable-related party	146,461	114,465
Total current liabilities	146,461	114,465
Total liabilities	146,461	114,465

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding as of March 31, 2024 and December 31, 2023	10,000	10,000
Common stock, par value $0.001, 200,000,000 shares authorized, 87,230,654 issued and outstanding as of March 31, 2024 and December 31, 2023	87,231	87,231
Additional paid in capital	215,218	215,218
Accumulated deficit	(458,910)	(421,414)
Total Stockholders’ (Deficit)	(146,461)	(108,965)
Total Liabilities and Stockholders’ (Equity)	$-	$5,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOVEIX

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Revenue	$-	$-

Operating Expenses:
Administrative expenses-related party	37,496	25,000
Total operating expenses	37,496	25,000
(Loss) from operations	(37,496)	(25,000)
Other expense
Other (expense) net	-	-
Loss before provision for income taxes	(37,496)	(25,000)
Provision for income taxes	-	-
Net (Loss)	$(37,496)	$(25,000)

Basic and diluted (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	87,230,654	87,230,654

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOVEIX

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

(Unaudited)

	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2022	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(369,504)	$(57,055)

Net loss		-		-	-	(25,000)	(25,000)

Balance, March 31, 2023	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(394,504)	$(82,055)

	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2023	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(421,414)	$(108,965)

Net loss		-		-	-	(37,496)	(37,496)

Balance, March 31, 2024	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(458,910)	$(146,461)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOVEIX

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash Flows From Operating Activities:
Net loss	$(37,496)	$(25,000)
Net cash provided by (used in) operating activities	(37,496)	(25,000)

Cash Flows From Financing Activities:
Proceeds from related party loans	37,496	25,000
Net cash provided by (used for) financing activities	37,496	25,000

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these condensed financial statements. As of March 31, 2024, the Company had an accumulated deficit of $458,910, and no cash on hand.

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

Management’s Representation of Interim Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual condensed financial statements. Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed financial statements should be read in conjunction with the audited condensed financial statements and notes thereto on December 31, 2023, as presented in the Company’s Annual Report on Form 10-K filed on April 1, 2024, with the SEC.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2024 and December 31, 2023, the Company’s cash equivalents totaled $-0- and $-0- respectively.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

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

NOTE 3 – RELATED PARTY DEBT

As of March 31, 2024, and December 31, 2023, the balance of related party loans was $146,461 and $114,465 respectively. Prior to the change of control on July 2, 2021, described in Footnote 1. “Organization and Description of the Business”, the related party note loans were demand loans extended to the Company by Custodian Ventures on an interest-free basis. When Custodian Ventures sold its controlling interest in the Company to Cardone Ventures, LLC, it forgave $14,188 in related party loans. The amount of interest-free related party demand loans of $146,461 as of March 31, 2024, has been extended to the Company by Cardone Ventures.

NOTE 4 – EQUITY

Common Stock

The Company has 200,000,000 shares of $0.001 shares authorized. As of March 31, 2024, and December 31, 2023, the number of common shares issued and outstanding amounted to 87,230,654 and 87,230,654 shares, respectively.

Preferred Stock

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. As of March 31, 2024, and December 31, 2023, the number of Series A preferred shares issued and outstanding were 10,000,000 and 10,000,000 shares, respectively. The Series A Preferred stock has the following attributes:

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

Conversion Rights

Each share of Series A Preferred Stock is convertible into 10 shares of common stock

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of March 31, 2024, and December 31, 2023.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties, and risks that may cause actual results to differ materially from these forward-looking statements include the ongoing impact of the coronavirus pandemic and its negative effect on the U.S. and global economies, and our lack of an operating history and revenue. Further information on the risk factors affecting our business is contained in “Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2023. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events, or otherwise.

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

The evaluation and selection of a business opportunity is a complex and uncertain process, and we have not yet identified a target operating business for acquisition. Business opportunities that we believe are in the best interests of the Company and its shareholders may be scarce, or we may be unable to obtain the businesses we identify as viable for our objectives, including due to competitive forces in the marketplace beyond our control. There can be no assurance that we will be able to locate compatible business opportunities for the Company. See –“Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

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

During the remainder of the fiscal year ending December 31, 2024, we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

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

Liquidity and Capital Resources

We have $-0- cash on hand as of March 31, 2024, and will be dependent upon loans from our new principal shareholder to remain operational.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, Mr. Brandon Dawson, who is presently serving as our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting. Our disclosure controls and procedures were not effective as of March 31, 2024.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the nine months covered by this report that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Our internal controls over financial reporting were not effective as of March 31, 2024.

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

MOVEIX INC.

May 1, 2024	By:	/s/ Brandon Dawson
Brandon Dawson
Chief Executive Officer
(Principal Executive Officer)