Form 10-Q
period 2024-06-30
MOVEIX INC.
filed 2024-08-16
CIK 1685766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

The number of shares outstanding of the registrant’s common stock as of August 16, 2024 was 87,230,654 shares.

MOVEIX INC.

i

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MOVEIX

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Prepaid expenses	$-	$5,500
Total Assets	$-	$5,500

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$-	$-
Notes payable-related party	159,991	114,465
Total current liabilities	159,991	114,465
Total liabilities	159,991	114,465

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding as of June 30, 2024 and December 31, 2023	10,000	10,000
Common stock, par value $0.001, 200,000,000 shares authorized, 87,230,654 issued and outstanding as of June 30, 2024 and December 31, 2023	87,231	87,231
Additional paid in capital	215,218	215,218
Accumulated deficit	(472,439)	(421,414)
Total Stockholders’ (Deficit)	(159,991)	(108,965)
Total Liabilities and Stockholders’ (Equity)	$-	$5,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOVEIX

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023

(Unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses-related party	13,529	8,879	51,025	33,879
Total operating expenses	13,529	8,879	51,025	33,879
(Loss) from operations	(13,529)	(8,879)	(51,025)	(33,879)
Other expense	-	-	-	-
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(13,529)	(8,879)	(51,025)	(33,879)
Provision for income taxes	-	-	-	-
Net (Loss)	$(13,529)	$(8,879)	$(51,025)	$(33,879)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	87,230,654	87,230,654	87,230,654	87,230,654

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOVEIX

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023

(Unaudited)

	Preferred stock		Common Stock		Additional Paid-in	June 30, Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2022	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(369,504)	$(57,055)

Net loss		-		-	-	(25,000)	(25,000)

Balance, March 31, 2023	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(394,504)	$(82,055)

Net loss		-		-	-	(8,879)	(8,879)

Balance, June 30, 2023	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(403,383)	$(90,934)

	Preferred stock		Common Stock		Additional Paid-in	June 30, Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2023	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(421,414)	$(108,965)

Net loss		-		-	-	(37,496)	(37,496)

Balance, March 31, 2024	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(458,910)	$(146,461)

Net loss		-		-	-	(13,529)	(13,529)

Balance, June 30, 2024	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(472,439)	$(159,991)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOVEIX

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023

(Unaudited)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash Flows From Operating Activities:
Net loss	$(51,025)	$(33,879)
Net cash provided by (used in) operating activities	(51,025)	(33,879)

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	51,025	33,879
Net cash provided by financing activities	51,025	33,879

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

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

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these condensed financial statements. As of June 30, 2024, the Company had an accumulated deficit of $472,439, and no cash on hand.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2024 and December 31, 2023, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – RELATED PARTY DEBT

As of June 30, 2024, and December 31, 2023, the balance of related party loans was $159,991 and $114,465 respectively. Prior to the change of control on July 2, 2021, described in Footnote 1. “Organization and Description of the Business”, the related party note loans were demand loans extended to the Company by Custodian Ventures on an interest-free basis. The amount of interest-free related party demand loans of $159,991 as of June 30, 2024, has been extended to the Company by Cardone Ventures.

NOTE 4 – EQUITY

Common Stock

The Company has 200,000,000 shares of $0.001 shares authorized. As of June 30, 2024, and December 31, 2023, the number of common shares issued and outstanding amounted to 87,230,654 and 87,230,654 shares, respectively.

Preferred Stock

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. As of June 30, 2024, and December 31, 2023, the number of Series A preferred shares issued and outstanding were 10,000,000 and 10,000,000 shares, respectively. The Series A Preferred stock has the following attributes:

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

Conversion Rights

Each share of Series A Preferred Stock is convertible into 10 shares of common stock

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of June 30, 2024, and December 31, 2023.

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

Liquidity and Capital Resources

We have $-0- cash on hand as of June 30, 2024, and will be dependent upon loans from our new principal shareholder to remain operational.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, Mr. Brandon Dawson, who is presently serving as our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting. Our disclosure controls and procedures were not effective as of June 30, 2024.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the nine months covered by this report that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Our internal controls over financial reporting were not effective as of June 30, 2024.

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

MOVEIX INC.

August 16, 2024	By:	/s/ Brandon Dawson
Brandon Dawson
Chief Executive Officer
(Principal Executive Officer)