Form 10-Q
period 2026-03-31
MOVEIX INC.
filed 2026-05-15
CIK 1685766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s common stock as of May 15, 2026 was 87,230,654 shares.

MOVEIX INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MOVEIX

BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Prepaid expenses	$1,082	$333
Total Assets	$1,082	$333

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accrued expenses	$24,000	$4,000
Notes payable-related party	235,512	228,687
Total current liabilities	259,512	232,687
Total liabilities	259,512	232,687

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding as of March 31, 2026 and December 31, 2025	10,000	10,000
Common stock, par value $0.001, 200,000,000 shares authorized, 87,230,654 issued and outstanding as of March 31, 2026 and December 31, 2025	87,231	87,231
Additional paid in capital	215,217	215,217
Accumulated deficit	(570,878)	(544,802)
Total Stockholders’ (Deficit)	(258,431)	(232,355)
Total Liabilities and Stockholders’ Deficit	$1,082	$333

The accompanying notes are an integral part of these unaudited financial statements.

MOVEIX

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenue	$-	$-

Operating Expenses:
Administrative expenses-related party	26,076	16,576
Total operating expenses	26,076	16,576
(Loss) from operations	(26,076)	(16,576)
Other expense	-	-
Other (expense) net	-	-
Income (loss) before provision for income taxes	(26,076)	(16,576)
Provision for income taxes	-	-
Net (Loss)	$(26,076)	$(16,576)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	87,230,654	87,230,654

The accompanying notes are an integral part of these unaudited financial statements.

MOVEIX

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

(Unaudited)

	Preferred stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2024	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(493,409)	$(180,961)

Net loss		-		-	-	(16,576)	(16,576)

Balance, March 31, 2025	10,000,000	$10,000	87,230,654	$87,231	$215,218	$(509,985)	$(197,537)

	Preferred stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2025	10,000,000	$10,000	87,230,654	$87,231	$215,217	$(544,802)	$(232,355)

Net loss		-		-	-	(26,076)	(26,076)

Balance, March 31, 2026	10,000,000	$10,000	87,230,654	$87,231	$215,217	$(570,878)	$(258,431)

The accompanying notes are an integral part of these unaudited financial statements.

MOVEIX

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash Flows From Operating Activities:
Net loss	$(26,076)	$(16,576)
Prepaid expense	(749)	507
Accrued expenses	20,000	8,000.00
Net cash (used in) operating activities	(6,825)	(8,069)

Cash Flows From Financing Activities:
Proceeds from related party loans	6,825	8,069
Net cash provided by financing activities	6,825	8,069

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of March 31, 2026, the Company had negative working capital of $258,430, an accumulated deficit of $570,878, and no cash on hand.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto on December 31, 2025, as presented in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2026 and December 31, 2025, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – RELATED PARTY DEBT

As of March 31, 2026, and December 31, 2025, the balance of related party loans was $235,512 and $228,687, respectively. Prior to the change of control on July 2, 2021, described in Footnote 1. “Organization and Description of the Business”, the related party note loans were demand loans extended to the Company by Custodian Ventures on an interest-free basis. The amount of interest-free related party demand loans of $235,512 as of March 31, 2026, has been extended to the Company by Cardone Ventures.

NOTE 4 – EQUITY

Common Stock

The Company has 200,000,000 shares of $0.001 shares authorized. As of March 31, 2026, and December 31, 2025, the number of common shares issued and outstanding amounted to 87,230,654 and 87,230,654 shares, respectively.

Preferred Stock

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. As of March 31, 2026, and December 31, 2025, the number of Series A preferred shares issued and outstanding were 10,000,000 and 10,000,000 shares, respectively. The Series A Preferred stock has the following attributes:

Dividend Provisions

Subject to the rights of any existing series of Preferred Stock or to the rights of any series of Preferred Stock which may from time to time hereafter come into existence, the holders of shares of Series A Preferred Stock shall be entitled to receive dividends, out of any assets legally available therefor, upon any payment of any dividend (payable other than in Common Stock or other securities and rights convertible into or entitling the holder thereof to receive, directly or indirectly, additional shares of Common Stock of the Corporation) on the Common Stock of the Corporation, as and if declared by the Board of Directors, as if the Series A Preferred Stock had been converted into Common Stock.

Redemption

The Series A Preferred Stock shares are nonredeemable other than upon the mutual agreement of the Company and the holder of shares to be redeemed, and even in such case only to the extent permitted by this Certificate of Designation, the Corporation’s Articles of Incorporation and applicable law.

Conversion Rights

Each share of Series A Preferred Stock is convertible into 10 shares of common stock.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of March 31, 2026, and December 31, 2025.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties, and risks that may cause actual results to differ materially from these forward-looking statements include general economic and market conditions in the U.S. and globally, including inflation, interest rate volatility, and capital markets disruptions, and our lack of an operating history and revenue. Further information on the risk factors affecting our business is contained in “Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2025. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events, or otherwise.

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

The evaluation and selection of a business opportunity is a complex and uncertain process, and we have not yet identified a target operating business for acquisition. Business opportunities that we believe are in the best interests of the Company and its shareholders may be scarce, or we may be unable to obtain the businesses we identify as viable for our objectives, including due to competitive forces in the marketplace beyond our control. There can be no assurance that we will be able to locate compatible business opportunities for the Company. See –“Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

Plan of Operation

The Company has no operations from a continuing business other than expenditures related to running the Company as of the date of this Report. We are currently in the process of developing a business plan. Management intends to explore and identify viable business opportunities within the U.S. including seeking to acquire a business in a reverse merger. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, adverse U.S. and global economic conditions and capital markets volatility.

During the remainder of the fiscal year ending December 31, 2026, we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

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

We anticipate that the selection of a business combination will be a complex and risk-prone process. Because of general economic conditions, including persistent inflation, elevated interest rates, capital markets volatility, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are a number of firms seeking business opportunities at this time at discounted rates with which we will compete. We expect that any potentially available business combinations may appear in a variety of different industries or regions and at various stages of development, all of which will likely render the task of comparative investigation and analysis of such business opportunities extremely difficult and complicated.

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

Liquidity and Capital Resources

We have $-0- cash on hand as of March 31, 2026, and will be dependent upon loans from our new principal shareholder to remain operational.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, Mr. Brandon Dawson, who is presently serving as our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting. Our disclosure controls and procedures were not effective as of March 31, 2026.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months covered by this report that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Our internal controls over financial reporting were not effective as of March 31, 2026.

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

MOVEIX INC.

May 15, 2026	By:	/s/ Brandon Dawson
Brandon Dawson
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)